Form 10-Q
period 1996-03-31
RIDGEWOOD ELECTRIC POWER TRUST II
filed 1996-05-21
CIK 895993

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        March 31, 1996

Commission file Number     0-21304

               RIDGEWOOD ELECTRIC POWER TRUST II
(Exact name of registrant as specified in its charter.)

    Delaware, U.S.A.                    22-3206429
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

947 Linwood Avenue, Ridgewood, New Jersey     07450-2939
(Address of principal executive offices      (Zip Code)

Registrant's telephone number, including area code:
(201) 447-9000

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]

                 PART I. - FINANCIAL INFORMATION

                RIDGEWOOD ELECTRIC POWER TRUST II
                          BALANCE SHEETS
                          (Unaudited)

                               March 31,        December 31,
                                 1996              1995

 Assets

Cash                                $ 107         $ 101,975
Investments in power
  project partnerships         16,116,582        16,056,151
Equipment in storage              331,018           331,018
Other assets                       41,192            32,800
Total assets                 $ 16,488,899      $ 16,521,944

Liabilities and Share-
  holders' Equity

Accounts payable and
  accrued expenses                $ 7,272          $ 44,795

Shareholders' equity
  (235.3775 shares issued
  and outstanding)             16,517,954        16,513,521
Managing shareholder's
  accumulated deficit             (36,327)          (36,372)
Total shareholders' equity     16,481,627        16,477,149

Total liabilities and
  shareholders' equity       $ 16,488,899      $ 16,521,944

See Accompanying Notes to Financial Statements

                 RIDGEWOOD ELECTRIC POWER TRUST II
                    STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1996
                       AND MARCH 31, 1995
                           (Unaudited)

                            Three months      Three months
                           ended March 31,   ended March 31,
                               1996              1995
                           ______________    ______________


Income from project
  partnerships                  $ 681,991         $ 183,300
Dividend and interest
  income                              141           164,138
Total income                      682,132           347,438

Management fees                   123,546           123,573
Administrative and other
  expense                          26,291             7,757
Total expenses                    149,837           131,330

Net income                      $ 532,295         $ 216,108

See Accompanying Notes to Financial Statements

                  RIDGEWOOD ELECTRIC POWER TRUST II
                    STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31, 1996
                       AND MARCH 31, 1995
                           (Unaudited)

                               Three months ended March 31,

                                  1996             1995
                               ____________    ____________


Cash flows from operating
  activities:
Net income                      $ 532,295         $ 216,108

Adjustments to
  reconcile net income
  to cash provided (used)
  in operating activities:

Investments in power projects
  and partnerships                (60,431)       (4,569,826)
Purchase of electric power
  generating equipment                               (1,900)
                                  (60,431)       (4,571,726)

Changes in assets &
  liabilities:
Increase (decrease) in
  other assets                     (8,392)
Decrease (increase) in
  accounts payable                (37,523)           19,007

Net cash provided (used)
  by operations                   425,949        (4,336,611)

Cash provided by (used in)
  financing activities:
Cash distributions to
  Shareholders                   (527,817)         (378,824)
                                 (527,817)         (378,824)

Net increase (decrease)
  in cash                        (101,868)       (4,715,435)
Cash - Beginning of period        101,975         5,468,432
Cash - End of period                $ 107         $ 752,997

See Accompanying Notes to Financial Statements

RIDGEWOOD ELECTRIC POWER TRUST II
NOTES TO FINANCIAL STATEMENTS

1.     Organization and Purpose

     Nature of business
Ridgewood Electric Power Trust II (the "Trust") was formed as a Delaware business trust on November 20, 1992 by Ridgewood Energy Holding Corporation acting as the Corporate Trustee. The managing shareholder of the Trust is Ridgewood Power Corporation. The Trust began offering shares on January 4, 1993. The Trust commenced operations on April 29, 1993 and discontinued its offering of Trust shares on January 31, 1994.

The Trust was organized to invest in independent power generation facilities and in the development of these facilities. These independent power generation facilities include cogeneration facilities which produce electricity, thermal energy and other power plants that use various fuel sources (except nuclear).
The power plants sell electricity and thermal energy to utilities and industrial users under long-term contracts.

     "Business Development Company" election
Effective April 29, 1993, the Trust elected to be treated as a "Business Development Company" under the Investment Company Act of 1940 and registered its shares under the Securities Exchange Act of 1934.

2.       Summary of Significant Accounting Policies

     Consolidation
     These consolidated financial statements represent the accounts of the Trust and those subsidiaries formed to invest in power generation projects. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Investments in project development and power generation limited projects
The Trust holds investments in power generation projects which are stated at fair value. Due to the illiquidity of the investments, the fair values of the investments are assumed to equal cost unless current available information provides a basis for adjusting the value of the investments.

     Revenue recognition
Income from investments is recorded when received.
Interest and dividend income are recorded as earned.

     Offering costs
Costs associated with
offering Trust shares (selling commissions, distribution and offering costs) are reflected as a reduction of the shareholders' capital contributions.

     Cash and cash equivalents
The Trust considers monies invested in a U.S. Treasury
Bills Fund with daily liquidation privileges to be a cash equivalent.

Ridgewood Electric Power Trust II
Notes to Financial
Statements


     Equipment in storage
Certain used electric power generation equipment has been purchased by the Trust for future use. The equipment is held in storage and depreciation is not recorded.

     Income taxes
No provision is made for income taxes in the accompanying financial statements as the income or loss of the Trust is included in the tax returns of the individual shareholders.

     Reclassification
Certain items in previously issued financial statements have been reclassified for comparative purposes.

                RIDGEWOOD ELECTRIC POWER TRUST II

                   MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

Three months ended March 31, 1996 versus three months ended
March 31, 1995

Results of Operations

For the quarter ended March 31, 1996, the Trust's net income increased by $316,000 (146.3%) over the same period in 1992. This reflects a $499,000 (272.1%) increase in distributions received from Projects in which the Trust has invested. The increase in large part was generated by the receipt of distributions from two Projects that the Trust acquired in early 1995 and that did not make distributions to the Trust in the first quarter of 1995.

Interest income declined to $0 in the first quarter of 1996 as opposed to $164,000 in the comparable 1995 period, as the result of the Trust's completing its program of investing funds. Thus, total income increased $335,000
(96.3%) from the first quarter of 1995 to the 1996 period.

Expenses increased by $19,000 from the 1995 period to the 1996 period, as the result of a $19,000 increase (14.1%) in administrative and other expenses. The increase reflects added costs of management caused by the expansion of the Trust's investment portfolio. The management fee paid to the Managing Shareholder was substantially unchanged.

The Trust does not consolidate its financial statements with those of the Projects it owns and does not include the Projects' revenue, expense and other items in its financial statements. Revenue from Projects is only recognized as it is received as distributions by the Trust, and thus revenues may fluctuate as the result of delays or accelerations of distributions from Projects. Further, income and cash flow earned by the three Projects located in California tends to be seasonal, peaking in the third quarter of the calendar year as summer heat increases demand for electricity and for chilled water and falling in the fourth and first quarters, when major maintenance tends to be scheduled.

  Liquidity and Capital Resources

The Trust's working capital decreased to ($7,000) at March 31, 1996, compared to $702,000 at March 31, 1995, as the result of distributions of unneeded cash to investors. With the completion of the Trust's investment program and because the Managing Shareholder is responsible for management of the Trust, the Trust's obligations are substantially limited to payment of the management fee to the Managing Shareholder and funding certain services from third parties. Accordingly, to date the Trust has not found it necessary to maintain material working capital and the Trust's policy is to distribute as much cash as is prudent to Investors.

Because the Trust has completed its investment program, demands on capital resources are expected to be limited to repairs and routine maintenance, which are to be funded from operating cash flow of the Projects retained at the Project level.

                   PART II - OTHER INFORMATION


Item #6 Exhibits and Reports on Form 8-K

        a. Exhibits

           Exhibit 27. Financial Data Schedule

        B. Reports on Form 8-K

           No reports have been filed on Form 8-K during this quarter.

                 RIDGEWOOD ELECTRIC POWER TRUST II

                           SIGNATURES


     Pursuant to the requirement of the Securities Exchange
Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           RIDGEWOOD ELECTRIC POWER TRUST II
                                   Registrant


May 20, 1996                By /s/ Robert K. Brady
Date                              Robert K. Brady
                                  Senior Vice President and
                                   Chief Financial Officer
                                  (signing on behalf of the
                                   Registrant and as
                                   principal financial officer)