Form 10-Q
period 1996-06-30
RIDGEWOOD ELECTRIC POWER TRUST II
filed 1996-08-15
CIK 895993

UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q




Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended                 June 30, 1996

Commission File Number            0-21304

             RIDGEWOOD ELECTRIC POWER TRUST II
(Exact name of registrant as specified in its charter.)

     Delaware, U.S.A.               22-3206429
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

947 Linwood Avenue, Ridgewood, New Jersey     07450-2939
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:
(201) 447-9000

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          YES [X]        NO [ ]

               PART I. - FINANCIAL INFORMATION

                RIDGEWOOD ELECTRIC POWER TRUST II
                       BALANCE SHEETS
                         (Unaudited)

                               June 30,        December 31,
                                 1996              1995

 Assets

Cash                           $(10,605)      $ 101,975
Investments in power
  project partnerships       16,116,582      16,056,151
Equipment in storage            331,018         331,018
Other assets                      1,600          32,800
Total assets               $ 16,438,595    $ 16,521,944

Liabilities and Share-
  holders' Equity

Accounts payable and
  accrued expenses             $ 42,787        $ 44,795

Shareholders' equity
  (235.3775 shares issued
  and outstanding)           16,432,993      16,513,521
Managing shareholder's
  accumulated deficit           (37,185)        (36,372)
Total shareholders'

   equity                    16,395,808      16,477,149

Total liabilities and
  shareholders' equity     $ 16,438,595    $ 16,521,944

See Accompanying Notes to Financial Statements

                             RIDGEWOOD ELECTRIC POWER TRUST II
                                  STATEMENTS OF OPERATIONS
                              FOR THE SIX MONTHS AND QUARTERS
                            ENDED JUNE 30, 1996 AND JUNE 30, 1995
                                         (Unaudited)

                             Six months     Quarter        Six months
Quarter
                           ended June 30,    ended        ended June 30,  ended
June 30,
                                 1996     June 30, 1996      1995
1995

Income from project
  partnerships                $ 1,217,261      $ 535,270    $ 1,307,851    $
1,124,551
Dividend and interest
  income                              201             60        167,731
 3,593
Total income                    1,217,462        535,330      1,475,582
1,128,144

Management fees                   201,457         77,911        260,877
137,304
Administrative and other
  expense                          43,206         16,915         39,705
31,948
Total expenses                    244,663         94,826        300,582
169,252

Net income                      $ 972,799      $ 440,504    $ 1,175,000
958,892

See Accompanying Notes to Financial Statements

                            RIDGEWOOD ELECTRIC POWER TRUST II
                                 STATEMENTS OF CASH FLOWS
                               FOR THE SIX MONTHS AND QUARTERS
                            ENDED JUNE 30, 1996 AND JUNE 30, 1995
                                      (Unaudited)

                             Six months     Quarter        Six months
Quarter
                           ended June 30,    ended         ended June 30,
ended
                               1996        June 30, 1996      1995         June
30, 1995
Cash flows from operating
  activities:
Net income                      $ 972,799      $ 440,504    $ 1,175,000       $
958,892

Adjustments to
  reconcile net income
  to cash provided (used)
  in operating activities:

Investments in power projects
  and partnerships               (60,431)              0      5,551,475
(981,649)
Purchase of electric power
  generating equipment                 0               0         (1,900)
      0
                                 (60,431)              0     (5,553,375)
(981,649)

Changes in assets &
  liabilities:
Decrease (increase) in
  other assets                    31,200          39,592         50,000
 50,000
Decrease (increase) in
  accounts payable                (2,008)         35,515        (14,218)
(33,225)
Increase (decrease) in due
  to Managing Shareholder              0               0         57,480
 57,480
Net cash provided (used)
  by operations                  941,560         515,611     (4,285,113)
 51,498

Cash provided by (used in)
  financing activities:
Cash distributions to
  Shareholders                (1,054,140)       (526,323)    (1,183,319)
(804,495)
                              (1,054,140)       (526,323)    (1,183,319)
(804,495)
Net increase (decrease)
  in cash                       (112,580)        (10,712)    (5,468,432)
(752,997)
Cash - Beginning of period       101,975             107      5,468,432
752,997
Cash - End of period           $ (10,605)      $ (10,605)           $ 0
    $ 0

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

2.      Summary of Significant Accounting Policies

     Consolidation
     These financial statements represent the accounts of the Trust. Accounts of subsidiaries formed to invest in power generation projects are not consolidated.

     Investments in project development and power generation limited partnerships
The Trust holds investments in power generation projects which are stated at fair value. Due to the illiquidity of the investments, the fair values of the investments are assumed to equal cost unless current available information provides a basis for adjusting the value of the investments.

RIDGEWOOD ELECTRIC POWER TRUST II
NOTES TO FINANCIAL STATEMENTS

     The Trust had the following investments in power generation projects:



                                June 30,    Fair value as of
                                  1996          December 31,
                                                        1995

Power generation projects:

  Pittsfield Investors
    Limited Partnership        $ 2,347,330       $ 2,347,330
  RSD Power Partners, L.P.       3,507,275         3,507,275
  B-3 Limited Partnership        4,001,843         3,941,413
  Sunnyside Cogeneration
    Partners, L.P.               5,308,467         5,308,467
  California Pumping Project       951,667           951,667
       TOTALS                  $16,116,582       $16,056,152

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

               RIDGEWOOD ELECTRIC POWER TRUST II

                   MANAGEMENT'S DISCUSSION AND
              ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS

Six months ended June 30, 1996 versus six months ended
June 30, 1995

Results of operations

For the six months ended June 30, 1996, the Trust's net income decreased by $258,000 (17.2%) from the results for the corresponding period of 1995. Total income for the 1996 period of $1,217,000 was $202,000 (17.5%) less than the 1995 period's results, as the result of a $91,000 (6.9%) decrease in revenue from project partnerships. The decrease primarily reflected reduced distributions from the San Diego (RSD Power Partners) and Pump Services Projects. Total revenue also dropped $168,000 as material interest income on funds awaiting permanent investment ended in the first quarter of 1995, as the result of the Trust's completing its investment program at that time.

Total expenses fell $56,000 (18.6%) from the 1995 period to the 1996 period, primarily as the result of a $59,000 (22.8%) decrease in the management fee payable to the Managing Shareholder. The fee as prescribed in the management agreement is 2.5% per year of Trust net assets. Administrative and other expenses rose 8.8% from the 1995 period to the 1996 period, caused by audit and tax return preparation expenses.

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

     Liquidity and Capital Resources
The Trust's working capital was ($53,000) at June 30, 1996, compared to ($64,830) at June 30, 1995. With the completion of the Trust's investment program and because the

Managing Shareholder is responsible for management of the Trust, the Trust's obligations are substantially limited to payment of the management fee to the Managing Shareholder and funding certain services from third parties. Accordingly, to date the Trust has not found it necessary to maintain material working capital and the Trust's policy is to distribute as much cash as is prudent to Investors.

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







           RIDGEWOOD ELECTRIC POWER TRUST II
             SIGNATURES
     Pursuant to the requirement of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




RIDGEWOOD ELECTRIC POWER TRUST II              Registrant


August 13, 1996             By /s/ Robert K. Brady
Date                     Robert K. Brady
                         Senior Vice President and
                         Chief Financial Officer
                        (signing on behalf of the
                         Registrant and as principal
                         financial officer)