Form 10-Q
period 1996-09-30
RIDGEWOOD ELECTRIC POWER TRUST II
filed 1996-11-13
CIK 895993

UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q




Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended                 September 30, 1996

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


                          YES [X]        NO [ ]

               PART I. - FINANCIAL INFORMATION

                RIDGEWOOD ELECTRIC POWER TRUST II
                       BALANCE SHEETS
                         (Unaudited)

                           September 30,       December 31,
                                 1996              1995

 Assets

Cash                           $  1,800      $  101,975
Investments in power
  project partnerships       16,116,582      16,056,151
Equipment in storage            331,018         331,018
Other assets                     23,804          32,800
Total assets               $ 16,473,204    $ 16,521,944

Liabilities and Share-
  holders' Equity

Accounts payable and
  accrued expenses             $ 90,557        $ 44,795

Shareholders' equity
  (235.3775 shares issued
  and outstanding)           16,419,964      16,513,521
Managing shareholder's
  accumulated deficit           (37,317)        (36,372)
Total shareholders'
   equity                    16,382,647      16,477,149

Total liabilities and
  shareholders' equity     $ 16,473,204    $ 16,521,944

See Accompanying Notes to Financial Statements

                             RIDGEWOOD ELECTRIC POWER TRUST II
                                  STATEMENTS OF OPERATIONS
                              FOR THE NINE MONTHS AND QUARTERS
                       ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
                                         (Unaudited)

                             Nine months    Quarter ended   Nine months
Quarter
                            ended Septem-   September 30,   ended Septem-,
ended Septem-
                             ber 30, 1996       1996        ber 30, 1995   ber
30, 1995

Income from project
  partnerships                $ 1,755,375      $ 538,114    $ 2,051,785    $
743,934
Dividend and interest
  income                              432            231        170,495
 2,764
Total income                    1,775,807        538,345      2,222,280
746,698

Management fees                   200,728           (729)       370,517
109,640
Administrative and other
  expense                          58,489         15,283         24,417
(3,356)
Total expenses                    259,217         14,554        402,156
106,284

Net income                    $ 1,496,590      $ 523,791    $ 1,820,124
640,414

See Accompanying Notes to Financial Statements

                            RIDGEWOOD ELECTRIC POWER TRUST II
                                 STATEMENTS OF CASH FLOWS
                               FOR THE NINE MONTHS AND QUARTERS
                       ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
                                      (Unaudited)

                               Nine months   Quarter ended    Nine months
Quarter ended
                              ended Septem-  September 30,-   ended Septem-
September 30,
                               ber 30, 1996     1996           ber 30, 1995
 1995
Cash flows from operating
  activities:
Net income                   $ 1,496,590       $ 523,791    $ 1,820,124       $
640,414

Adjustments to
  reconcile net income
  to cash provided (used)
  in operating activities:

Changes in assets &
  liabilities:
Decrease (increase) in
  other assets                     8,996         (22,204)       (42,314)
 50,000
Decrease (increase) in
  accounts payable                45,672          47,770          2,955
Increase (decrease) in due
  to Managing Shareholder              0               0              0
Total adjustments                 54,758          25,566        (39,395)


Net cash provided (used)
  by operations before
  investing activities         1,551,348         549,357      1,780,765

Investments in power projects
  and partnerships               (60,431)              0     (5,080,644)

Net cash provided (used
  by operations                1,490,917         549,357     (3,299,879)


Cash provided by (used in)
  financing activities:
Cash distributions to
  Shareholders                (1,591,092)       (536,952)    (1,945,008)
                              (1,591,092)       (536,952)    (1,945,008)
Net increase (decrease)
  in cash                       (100,175)         12,405)    (5,244,887)
Cash - Beginning of period       101,975         (10,605)     5,468,432
Cash - End of period           $   1,800       $   1,800    $   269,545
 $ 269,545

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

RIDGEWOOD ELECTRIC POWER TRUST II
NOTES TO FINANCIAL STATEMENTS

     The Trust had the following investments in power generation projects:


                           September 30,    Fair value as of
                                  1996          December 31,
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

               RIDGEWOOD ELECTRIC POWER TRUST II

                   MANAGEMENT'S DISCUSSION AND
              ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, like some other statements made by the Trust from time to time, has forward-looking statements. These statements discuss business trends and other matters relating to the Trust's future results and the business climate. In order to make these statements, the Trust has had to make assumptions as to the future. It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Trust in the future may be materially different from the Trust's statements here.

The Trust therefore warns readers of this document that they should not rely on these forward-looking statements without considering all of the things that could make them inaccurate. The Trust's other filings with the Securities and Exchange Commission and its Confidential Memorandum discuss many (but not all) of the risks and uncertainties that might affect these forward-looking statements.

Some of these are changes in political and economic conditions, federal or state regulatory structures, government taxation, spending and budgetary policies, government mandates, demand for electricity and thermal energy, the ability of customers to pay for energy received, supplies of fuel and prices of fuels, operational status of plant, mechanical breakdowns, availability of labor and the willingness of electric utilities to perform existing power purchase agreements in good faith.

By making these statements now, the Trust is not making any commitment to revise these forward-looking statements to reflect events that happen after the date of this document or to reflect unanticipated future events.

Nine months ended September 30, 1996 versus nine months ended
September 30, 1995

Results of operations

For the nine months ended September 30, 1996, the Trust's net income decreased by $324,000 (17.8%) from the results for the corresponding period of 1995. Total revenues for the 1996 period of $1,217,000 were $466,000 (21.0%) less than the 1995 period's results, as the result of a $296,000 (14.4%) decrease in revenue from project partnerships. The decrease primarily reflected reduced distributions from the San Diego (RSD Power Partners) and Pump Services Projects, resulting from losses of customers at San Diego and a prolonged shutdown at Pump
Services.    Total revenue also dropped
$170,000 as material interest income on funds awaiting permanent investment ended in the first quarter of 1995, as the result of the Trust's completing its investment program at that time.

Total expenses fell $143,000 (35.5%) from the 1995 period to the 1996 period, primarily as the result of a $170,000 (45.8%) decrease in the management fee payable to the Managing Shareholder. The fee as prescribed in the management agreement is 2.5% per year of Trust net assets. Administrative and other expenses rose $34,000 (139.5%) from the 1995 period to the 1996 period, caused by a $23,000 accrual at the Trust level for insurance costs in 1996 and by increased audit and tax return preparation expenses. The insurance costs were previously incurred by the partnerships in which the Trust invested but are now incurred at the Trust level and charged as Trust expenses rather than Project expenses.

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

     Liquidity and Capital Resources
The Trust's working capital was ($89,000) at September 30, 1996, compared to $235,000 at September 30, 1995. With the completion of the Trust's investment program and because the

Managing Shareholder is responsible for management of the Trust, the Trust's obligations are substantially limited to payment of the management fee to the Managing Shareholder and funding certain services from third parties. Accordingly, to date the Trust has not found it necessary to maintain material working capital and the Trust's policy is to distribute as much cash as is prudent to Investors.

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




RIDGEWOOD ELECTRIC POWER TRUST II              Registrant


November 13, 1996        By /s/ Thomas R. Brown
Date                     Thomas R. Brown
                         Senior Vice President and
                         Chief Financial Officer
                        (signing on behalf of the
                         Registrant and as principal
                         financial officer)