Form 10-Q
period 1997-03-31
RIDGEWOOD ELECTRIC POWER TRUST II
filed 1997-05-14
CIK 895993

UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q




Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended                 March 31, 1997

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


                          YES [X]        NO [ ]

               PART I. - FINANCIAL INFORMATION

                RIDGEWOOD ELECTRIC POWER TRUST II
                       BALANCE SHEETS
                         (Unaudited)

                             March 31,       December 31,
                                 1997              1996

 Assets

Cash                           $178,447      $        0
Investments in power
  project partnerships       16,116,582      16,116,582
Equipment in storage             50,000         331,018
Other assets                     22,020          18,641
Total assets               $ 16,367,049    $ 16,367,049

Liabilities and Share-
  holders' Equity

Accounts payable and
  accrued expenses             $ 38,100        $112,482
Due to affiliates               236,796               0
                                276,896         112,482

Shareholders' equity
  (235.3775 shares issued
  and outstanding)           16,130,495      16,391,464
Managing shareholder's
  accumulated deficit           (40,342)        (37,705)
Total shareholders'
   equity                    16,090,153      16,353,759

Total liabilities and
  shareholders' equity     $ 16,367,049    $ 16,466,241

See Accompanying Notes to Financial Statements

                        RIDGEWOOD ELECTRIC POWER TRUST II
                             STATEMENTS OF OPERATIONS
                               FOR THE THREE MONTHS
                     ENDED MARCH 31, 1997 AND MARCH 31, 1996
                                   (Unaudited)

                              Three months    Three months
                             ended March 31, ended March 31,
                                 1997              1996

Income from project
  partnerships                $   529,569      $ 681,991
Dividend and interest
  income                            1,996            141

Total income                      531,265        682,132


Project due diligence costs         2,671              0
Management fees                         0        123,546
Accounting and legal fees           9,097          7,500
Insurance                             339         16,151
Writedown of electric power
  equipment                       281,018              0
Miscellaneous                       3,866          2,640
Total expenses                    296,991        149,837

Net income                    $   234,274      $ 532,295




See Accompanying Notes to Financial Statements

                            RIDGEWOOD ELECTRIC POWER TRUST II
                                 STATEMENTS OF CASH FLOWS
                               FOR THE THREE MONTHS
                       ENDED MARCH 31, 1997 AND MARCH 31, 1996
                                      (Unaudited)

                              Three months     Three months
                             ended March 31,  ended March 31,
                                 1997             1996
Cash flows from operating
  activities:
Net income                   $   234,274       $  532,295

Adjustments to
  reconcile net income
  to cash provided (used)
  in operating activities:

  Writedown of electric
    power equipment              281,018               0

Changes in assets &
  liabilities:
Increase (decrease) in
  other assets                    (3,379)         (8,392)
Decrease (increase) in
  accounts payable and
  accrued expenses                (74,382)       (37,523)
Increase in due
  to affiliates                  238,796               0
Total adjustments                442,053         (45,915)

Net cash provided (used)
  by operations before
  investing activities           676,327         486,380
Investments in power projects
  and partnerships                     0         (60,431)
Net cash provided (used)
  by operating activities        676,327         425,949

Cash flows provided by
  (used in) financing
  activities:
Cash distributions to
  shareholders                  (497,880)       (527,817)
Net cash provided by (used in)
  financing activities          (497,880)       (527,817)

Net increase (decrease)
  in cash and cash
  equivalents                    178,447        (101,868)
Cash - Beginning of period             0         101,975
Cash - End of period           $ 178,447       $     107

See Accompanying Notes to Financial Statements

RIDGEWOOD ELECTRIC POWER TRUST II
NOTES TO FINANCIAL STATEMENTS

1.	Organization and Purpose

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

2.  	Summary of Significant Accounting Policies

	Interim Financials
The financial statements for the quarters ended March
31, 1997 and 1996, included herein have been prepared by the Trust without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries) which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trust believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1996 (Form 10-K).

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

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

Ridgewood Electric Power Trust II
Notes to Financial
Statements


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

	The Trust purchased various used electric power generation equipment to be used in potential power generation projects. In January 1995, power generating equipment with a fair value of $1,300,000 was transferred to the Sunnyside (Monterey) project as part of its purchase price. In October 1995, the Trust sold to a related party power generating equipment with a cost of $438,855 for $455,182. The remaining equipment is held in storage and depreciation is not recorded. As of December 31, 1996, the cost of the remaining equipment was $331,018. In March 1997, the Trust wrote-down the remaining equipment to its estimated net realizable value of $50,000.



4.	Investments in Project Development and Power Generation Limited
Projects

The following investments in power generation and waste transfer projects are stated at fair value:

                                March 31,       December 31,
                                  1997            1996

Power generation and
waste transfer projects:

Pittsfield Investors
Limited Partnership           $  2,347,330       $2,347,330
RSD Power
Partners, L.P..                  3,507,275        3,507,275
B-3 Limited
Partnership                      4,001,843        4,001,843
Sunnyside
Cogeneration Partners, L.P.      5,308,467        5,308,467
California Pumping
Project                            951,667          951,667

                              $ 16,116,582      $16,116,582

       Ridgewood Electric Power Trust II
Notes to Financial
Statements


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

In exchange for its investment, the Trust is entitled to receive annually a preferred distribution from available cash from the facility equal to 15% of its investment. In the event that in any given year available net cash flow from the project does not cover the amount of the preferred minimum return, the amount of such shortfall is payable on a priority basis out of any available net cash flow in subsequent years. The Trust may be entitled to receive additional distributions from any additional net cash flow. The aggregate cost of the Trust's investment in the partnership was $2,347,330. The Trust received distributions of $95,906, $351,451, and $446,888 from the project for the periods ended March 31, 1997, December 31, 1996 and December 31, 1995, respectively.

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

In exchange for its investment, the Trust is entitled to receive annually the greater of either 80% of net profits from the project or a preferred minimum return of 25% on its total investment. In the event in any given year all net profits from the project do not cover the amount of the preferred minimum return, the amount of such shortfall is payable on a priority basis out of any net profits in subsequent years. The aggregate cost of the Trust's investment in the partnership was $3,507,275. The Trust received distributions of $50,000, $618,080 and $1,027,412 from the project for the periods ended March 31, 1997, December 31, 1996 and December 31, 1995, respectively.

B-3 Limited Partnership (known as the Columbia project)
On August 31, 1994, the Trust made a limited partnership investment in this partnership, which was formed to construct and operate a municipal waste transfer station, located in Columbia
County, New York.  The project commenced operations in January
1995.

In exchange for its investment, the Trust is entitled to receive annually a preferred distribution of available net cash flow from the facility equal to 18% of its investment. In the event in any given year available net cash flow from the project does not cover the amount of the preferred minimum return, the amount of such shortfall is payable on a priority basis out of any available net cash flow in subsequent years. The Trust may be entitled to receive additional distributions from any additional net cash flow. The aggregate cost of the Trust's investment in the
partnership was $4,001,843.   The Trust received distributions of
$165,000,

Ridgewood Electric Power Trust II
Notes to Financial
Statements


$515,000 and $510,000 from the project for the periods ended March 31, 1997, December 31, 1996 and December 31, 1995, respectively.

	Sunnyside Cogeneration Partners, L.P. (known as the Monterey project)
On January 9, 1995, the Trust acquired 100% of the existing partnership interests of Sunnyside Cogeneration Partners, L.P., which owns and operates a 5.5 megawatt electric cogeneration facility, located in Monterey County, California. The initial cost of the investment was $5,308,467, which consisted of $3,782,000 of cash, $226,467 of due diligence and other costs, and electric power equipment valued at $1,300,000. The original cost of the equipment contributed by the Trust was $1,599,940. In 1994, the Trust wrote down the value of the equipment by $299,940. The Trust received distributions of $135,601, $757,498 and $606,536 from the project for the periods ended March 31, 1997, December 31, 1996 and December 31, 1995, respectively.

California Pumping Project
	On March 31, 1995, the Trust acquired a package of natural gas fueled diesel engines which drive deep irrigation well pumps in Ventura County, California. The engines' shaft horsepower-hours are sold to the operator at a discount from the equivalent kilowatt hours of electricity. The Trust receives a distribution of $0.02 per equivalent kilowatt up to 3,000 running hours per year and $0.01 per equivalent kilowatt for each additional running hour per year. Total investment at December 31, 1996 and 1995, was $951,667 for an equivalent of 299.8 kilowatts of power. The operator pays for fuel, maintenance, repair and replacement. The Trust received distributions of $7,340, $129,179 and $105,742 from the project for the periods ended March 31, 1997, December 31, 1996 and December 31, 1995 respectively.

Investments in project development limited partnerships
The Trust made investments in several limited partnerships with other major participants in the power industry to provide access to investments in larger projects in which these participants would take the leading role in the acquisition or development of such projects. In 1994, the Trust wrote off its investment in these limited partnerships of $1,065,798.

In 1997 the ABB Funding Partners, L.P. refunded the Trust $73,294 of its original capital investment of $101,850. The refund has been recorded as income for the period ended March 31, 1997.

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

5.  	Transactions With Managing Shareholder And Affiliates
The Trust also pays to the managing shareholder a distribution and offering fee in an amount up to 5% of each capital contribution made to the Trust. This fee is intended to cover legal, accounting, consulting, filing, printing, distribution, selling and closing costs for the offering of the Trust. These fees were recorded as a reduction in shareholders' capital contributions.


      Ridgewood Electric Power Trust II
Notes to Financial
Statements


The Trust pays to the managing shareholder an investment fee of 2% of each capital contribution made to the Trust. The fee is payable to the managing shareholder for its services in investigating and evaluating investment opportunities and effecting transactions for investing the capital of the Trust.

The Trust entered into a management agreement with the managing shareholder, under which the managing shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. As compensation to the managing shareholder, the Trust pays the managing shareholder an annual management fee equal to 2.5% of the net asset value of the Trust payable monthly upon the closing of the Trust. For the periods ended March 31, 1997, December 31, 1996 and December 31, 1995, the Trust paid management fees to the managing shareholder of zero, $328,952, and $494,023, respectively.

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

On February 28, 1997 Michael Cutbirth, an individual, sued the Managing Shareholder in the Superior Court of California, Kern County, claiming unspecified damages (which may include a claim for an equity interest) for breach of an alleged confidentiality agreement relating to the acquisition of the Monterey Project. The Managing Shareholder has successfully removed the lawsuit to the United States District Court for the Eastern District of California. Discovery has begun. The
Managing Shareholder believes that it has ample defenses to Mr. Cutbirth's claims and that it will defend the action vigorously.

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

               RIDGEWOOD ELECTRIC POWER TRUST II

                   MANAGEMENT'S DISCUSSION AND
              ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, like some other statements made by the Trust from time to time, has forward-looking statements. These statements discuss business trends and other matters relating to the Trust's future results and the business climate. In order to make these statements, the Trust has had to make assumptions as to the future.
It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Trust in the future may be materially different from the Trust's forward-looking statements.

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

Dollar amounts in this discussion are generally rounded to the nearest
$1,000.


Three months ended March 31, 1997 versus three months ended
March 31, 1996

Results of operations

The Trust carries its investment in the Projects it owns at fair value and does not consolidate its financial statements with the financial statements of the Projects. Revenue is recorded by the Trust as cash distributions are received from the Projects. Trust revenues may fluctuate from period to period depending on the operating cash flow generated by the Projects and the amount of cash retained to fund capital expenditures. In addition, income and cash flow earned by the three Projects located in California is seasonal, peaking in the third quarter of the year as summer heat increases demand for electricity and for chilled water and electricity prices are at peak levels and falling in the fourth and first quarters, when prices for electricity are at lower off-peak levels and equipment maintenance is performed.

For the quarter ended March 31, 1997, the Trust's net income decreased by $298,000 (56.0%) from the same quarter in 1996. The decrease reflects a $153,000 (22.4%) decrease in distributions received from Projects in which the Trust has invested, an increase of $2,000 in interest income and an increase of $147,000 in Trust expenses. Distributions from the Columbia Project were lower by $195,000, the Monterey Project by $75,000 and the Pump Services Project by $14,000. Distributions from the San Diego Project were higher by $50,000 and from the Berkshire Project by $8,000. In addition, the Trust received a $73,000 distribution from a project development limited partnership for which the Trust had previously written off its investment. Interest income increased because cash was consolidated at the Trust level during the first quarter of 1997 and invested in higher yielding investment accounts.

For the quarter ended March 31, 1997, the Trust's expenses increased by $147,000 from the same period in 1996. Administrative and other expense increased by $281,000, reflecting the write-down of electric power generation equipment to its net realizable value of $50,000, and the management fee payable to the Managing Shareholder decreased by $124,000. There were no material changes in the other expense categories.

Liquidity and Capital Resources

For the quarter ended March 31, 1997, the Trust's cash and cash equivalents increased by $178,000, reflecting the consolidation of Project cash balances at the Trust level. During the quarter, net cash provided by operating activities was $676,000 and cash distributions to shareholders were $498,000, as compared to $426,000 and $528,000, respectively, in the first quarter of 1996.

The Trust is in the process of obtaining a $500,000 line of credit, which it plans to have in place in the third quarter of 1997. The line of credit is being obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders.

Other than investments of available cash in power generation Projects, obligations of the Trust are generally limited to payment of the management fee to the Managing Shareholder, payments for certain accounting and legal services to third persons and distributions to shareholders of available operating cash flow generated by the Trust's investments. The Trust's policy is to distribute as much cash as is prudent to shareholders. Accordingly, the Trust has not found it necessary to retain a material amount of working capital. The amount of working capital retained will be further reduced by obtaining a line of credit.

Certain Industry Trends

The industry trend toward deregulation of the electric power generating and transmission industries has accelerated after the adoption of Order 888 by the Federal Energy Regulatory Commission ("FERC") on April 24, 1996.
A number of major states, including California, have adopted proposals to allow "retail wheeling," which would allow any qualified generator to use utility transmission and distribution networks to sell electricity directly to utility customers. As a result, profound changes in the industry are occurring, marked by consolidations of utilities, large scale spin-offs or sales of generating capacity, reorganizations of power pools and transmission entities, and attempts by electric utilities to recover stranded costs and alter power purchase contracts with independent power producers such as the Trust.

It is too early to predict the effects of these trends and others on the Trust's business. A critical issue for the Trust, however, is whether any action will be taken to modify its existing power purchase contracts or to shift costs to independent power producers. To date, neither FERC nor the state authorities have adopted measures that would impair power purchase contracts and the Trust is not aware of any other such action by regulatory authorities in other states where it does business.

Legislative and regulatory action is unpredictable and at any time federal or state legislatures or regulators could adopt measures that would be materially adverse to the Trust's business. Further, volatile market conditions could adversely affect the Trust's operations and the actions of other industry participants, such as electric utilities, which in turn could affect the Trust.

Natural gas prices, which peaked in early 1997, fell somewhat toward the end of the first quarter of 1997. However, prices remain elevated and have not moderated to the extent seen in prior late spring periods. If the Trust is unable to obtain long-term supplies of gas at favorable prices, it runs the risk of having to purchase gas at elevated prices later in 1997. In that event, the profitability of Projects fueled by natural gas could be significantly impaired.


                 PART II - OTHER INFORMATION

Item #1 Legal Proceedings

On February 28, 1997 Michael Cutbirth, an individual, sued the Managing Shareholder in the Superior Court of California, Kern County, claiming unspecified damages (which may include a claim for an equity interest) for breach of an alleged confidentiality agreement relating to the acquisition of the Monterey Project. The Managing Shareholder has successfully removed the lawsuit to the United States District Court for the Eastern District of California. Discovery has begun. The
Managing Shareholder believes that it has ample defenses to Mr. Cutbirth's claims and that it will defend the action vigorously.

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




RIDGEWOOD ELECTRIC POWER TRUST II              Registrant


May 14, 1997        By /s/ Martin V. Quinn
Date                     Martin V. Quinn
                         Senior Vice President and
                         Chief Financial Officer
                        (signing on behalf of the
                         Registrant and as principal
                         financial officer)