Form 10-Q
period 1997-06-30
RIDGEWOOD ELECTRIC POWER TRUST II
filed 1997-08-15
CIK 895993

UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q




Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended                 June 30, 1997

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
                         (Unaudited)

[CAPTION]
                             June 30,       December 31,
                                 1997              1996
[S]                          [C]            [C]

 Assets

Investments in project
  development and power
  generation projects       $12,609,151     $16,116,582
Cash and cash equivalents     3,189,092               0
Equipment power equipment        54,125         331,018
Short-term portion of
  notes receivable              365,228               0
Long-term portion of
  notes receivable            2,334,772               0
Other assets                      4,384          18,641
Total assets                $18,556,752    $ 16,466,241

Liabilities and Share-
  holders' Equity

Accounts payable and
  accrued expenses          $    18,602    $    112,482
Due to affiliates                58,456               0
                                 77,058         112,482

Shareholders' equity:

Shareholders' equity
  (235.3775 shares issued
  and outstanding)           18,496,140      16,391,464
Managing shareholder's
  accumulated deficit           (16,446)        (37,705)
Total shareholders'
   equity                    18,479,694      16,353,759

Total liabilities and
  shareholders' equity     $ 18,556,752    $ 16,466,241

[FN]
See Accompanying Notes to Financial Statements

                        RIDGEWOOD ELECTRIC POWER TRUST II
                             STATEMENTS OF OPERATIONS
                               FOR THE SIX MONTHS AND QUARTERS
                     ENDED JUNE 30, 1997 AND JUNE 30, 1996
                                   (Unaudited)







                                Six months     Quarter      Six months      Quarter
                              ended June 30,   ended     ended June 30,  ended June 30,
                                  1997         June 30,        1996           1996
                                                1997


Revenue:

Income from power
  generating projects          $  983,500   $   454,231   $ 1,217,261       $ 535,270
Gain on sale of RSD
  Power Partners, L.P.          2,594,316     2,594,316             0               0
Interest and dividend
  income                            6,700         4,704           201              60

Total revenues                  3,584,516     3,053,251     1,217,462         535,330

Expenses:

Project due diligence costs         5,046         2,375             0               0
Management fee                    170,363       170,363       201,457          77,911
Accounting and legal fees          17,380         8,283        16,500           9,000
Insurance                           1,670         1,331        19,143           2,992
Writedown of electric power
  equipment                       281,018             0             0               0
Miscellaneous                      10,875         7,009         7,563           4,923
                                  486,352       189,361       244,663          94,826

Net income                    $ 3,098,164   $ 2,863,890   $   972,799       $ 440,504

Allocation to:

Shareholders                  $ 3,067,183   $ 2,835,251   $   963,071       $ 436,099
Managing shareholder               30,981        28,639         9,728           4,405
                              $ 3,098,164   $ 2,863,890   $   972,799       $ 440,504






See Accompanying Notes to Financial Statements

                            RIDGEWOOD ELECTRIC POWER TRUST II
                                 STATEMENTS OF CASH FLOWS
                               FOR THE SIX MONTHS AND QUARTER
                          ENDED JUNE 30, 1997 AND JUNE 30, 1996
                                      (Unaudited)

[CAPTION]

                                Six months        Six months
                               ended June 30,    ended June 30,
                                  1997              1996

[S]                           [C]              [C]

Cash flows from operating
  activities:
Net income (loss)               $3,098,164      $ 972,799

Adjustments to
  reconcile net income
  (loss) to cash provided
  by (used in) in
  operating activities:


Sale of investment in
  RSD Power Partners, L.P.       3,507,275              0
Writedown of electric
  power equipment                  276,893              0
Purchase of investments in
  electric power projects                0        (60,431)

Changes in assets &
  liabilities:
(Increase) decrease in
  other assets                      (4,384)        31,200
(Decrease) increase in
  accounts payable and
  accrued expenses                 (20,458)        (2,008)
Increase in due to affiliates        3,831              0
(Increase) in notes receivable  (2,700,000)             0

Total adjustments                1,063,157        (31,239)

Net cash provided by (used in)
  operating activities           4,161,321        941,560

Cash used in
  financing activities:
Cash distributions to
  shareholders                    (972,229)    (1,054,140)

Net cash provided by (used
 in) financing activities         (972,229)    (1,054,140)

Net increase (decrease) in
 cash and cash equivalents       3,189,092       (112,580)
Cash and cash equivalents
  beginning of year                      0        101,975
Cash and cash equivalents
  end of period                 $3,189,092      $ (10,605)

[FN]
See Accompanying Notes to Financial Statements

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

2.       Summary of Significant Accounting Policies

     Interim Financials
The financial statements for the periods ended June
30, 1997 and 1996 included herein have been prepared by the Trust without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries) which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trust believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1996 (Form 10-K).

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

4.     Investments in Project Development and Power Generation
Projects

The following investments in power generation and waste transfer projects are stated at fair value:

                                June 30,       December 31,
                                  1997            1996

Power generation and
waste transfer projects:

Pittsfield Investors
Limited Partnership           $  2,347,321       $2,347,330
RSD Power
Partners, L.P.                           0        3,507,275
B-3 Limited
Partnership                      4,001,696        4,001,843
Sunnyside
Cogeneration Partners, L.P.      5,308,467        5,308,467
California Pumping
Project                            951,667          951,667

                              $ 12,609,151      $16,116,582

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

In exchange for its investment, the Trust is entitled to receive annually a preferred distribution from available cash from the facility equal to 15% of its investment. In the event that in any given year available net cash flow from the project does not cover the amount of the preferred minimum return, the amount of such shortfall is payable on a priority basis out of any available net cash flow in subsequent years. The Trust may be entitled to receive additional distributions from any additional net cash flow. The aggregate cost of the Trust's investment in the partnership was $2,347,330. The Trust received distributions of $183,769, $351,451, and $446,888 from the project for the periods ended June 30, 1997, December 31, 1996 and December 31, 1995, respectively.

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

In exchange for its investment, the Trust was entitled to receive annually the greater of either 80% of net profits from the project or a preferred minimum return of 25% on its total investment. The aggregate cost of the Trust's investment in the partnership was $3,507,275. The Trust received distributions of $50,000 and $618,080 from the project for the periods ended June 30, 1997 and December 31, 1996.

On June 25, 1997, the Trust sold its entire partnership interest in RSD Power Partners, L.P. to subsidiaries of NRG Energy, Inc. of Minneapolis, Minnesota for $6,150,000. The Trust received $3,450,000 in cash and $2,700,000 in the form of an 8% promissory note payable monthly over six years. The sale resulted in a gain of $2,594,316.

     B-3 Limited Partnership (known as the Columbia project)
On August 31, 1994, the Trust made a limited partnership investment in this partnership, which was formed to construct and operate a municipal waste transfer station, located in Columbia County, New York. The project commenced operations in January 1995.

In exchange for its investment, the Trust is entitled to receive annually a preferred distribution of available net cash flow from the facility equal to 18% of its investment. In the event in any given year available net cash flow from the project does not cover the amount of the preferred minimum return, the amount of such shortfall is payable on a priority basis out of any available net cash flow in subsequent years. The Trust may be entitled to receive additional distributions from any additional net cash flow. The aggregate cost of the Trust's investment in the
partnership was $4,001,843.   The Trust received distributions of
$217,000,

Ridgewood Electric Power Trust II
Notes to Financial
Statements


$515,000 and $510,000 from the project for the periods ended June
30, 1997, December 31, 1996 and December 31, 1995, respectively.

     Sunnyside Cogeneration Partners, L.P. (known as the Monterey project)
On January 9, 1995, the Trust acquired 100% of the existing partnership interests of Sunnyside Cogeneration Partners, L.P., which owns and operates a 5.5 megawatt electric cogeneration facility, located in Monterey County, California. The initial cost of the investment was $5,308,467, which consisted of $3,782,000 of cash, $226,467 of due diligence and other costs, and electric power equipment valued at $1,300,000. The original cost of the equipment contributed by the Trust was $1,599,940. In 1994, the Trust wrote down the value of the equipment by $299,940. The Trust received distributions of $407,375, $757,498 and $606,536 from the project for the periods ended June 30, 1997, December 31, 1996 and December 31, 1995, respectively.

     California Pumping Project
On June 30, 1995, the Trust acquired a package of natural gas fueled diesel engines which drive deep irrigation well pumps in Ventura County, California. The engines' shaft horsepower-hours are sold to the operator at a discount from the equivalent kilowatt hours of electricity. The Trust receives a distribution of $0.02 per equivalent kilowatt up to 3,000 running hours per year and $0.01 per equivalent kilowatt for each additional running hour per year. Total investment at December 31, 1996 and 1995, was $951,667 for an equivalent of 299.8 kilowatts of power. The operator pays for fuel, maintenance, repair and replacement. The Trust received distributions of $52,601, $129,179 and $105,742 from the project for the periods ended June 30, 1997, December 31, 1996 and December 31, 1995 respectively.

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

In 1997 the ABB Funding Partners, L.P. refunded the Trust $73,294 of its original capital investment of $101,850. The refund has been recorded as income for the period ended June 30, 1997.

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

The Trust entered into a management agreement with the managing shareholder, under which the managing shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. As compensation to the managing shareholder, the Trust pays the managing shareholder an annual management fee equal to 2.5% of the net asset value of the Trust payable monthly upon the closing of the Trust. For the periods ended June 30, 1997, December 31, 1996 and December 31, 1995, the Trust paid management fees to the managing shareholder of $170,363, $328,952, and $494,023, respectively.

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

Six months ended June 30, 1997 versus six months ended June 30, 1996

     Results of operations
The Trust carries its investment in the Projects it owns at fair value and does not consolidate its financial statements with the financial statements of the Projects. Revenue is recorded by the Trust as cash distributions are received from the Projects. Trust revenues may fluctuate from period to period depending on the operating cash flow generated by the Projects and the amount of cash retained to fund capital expenditures. In addition, income and cash flow earned by the Projects located in California is seasonal, peaking in the third quarter of the year as summer heat increases demand for electricity and water for irrigation. Electricity prices are at peak levels and fall in the fourth and first quarters, when prices for electricity are at lower off-peak levels and equipment maintenance is performed.

For the six months ended June 30, 1997, the Trust's net income increased by $2,125,000 (218.5%) from the same period in 1996. The increase reflects a gain of $2,594,000 on the sale of its entire partnership interest in RSD Power Partners, L.P., a $233,000 (19.2%) decrease in income received from other Projects in which the Trust has invested, an increase of $6,000 in interest income and an increase of $242,000 in Trust expenses. Income from the Columbia Project was lower by $143,000, the San Diego Project by $254,000 and the Monterey Project by $27,000. Income from the Pump Services Project was higher by $22,000 and from the Berkshire Project by $96,000. In addition, the Trust received a $73,000 distribution from a project development limited partnership for which the Trust had previously written off its investment. Interest income increased because cash was consolidated at the Trust level during the first half of 1997 and invested in higher yielding investment accounts.

For the six months ended June 30, 1997, the Trust's expenses increased by $242,000 from the same period in 1996. Expense increased by $281,000, reflecting the write-down of electric power generation equipment to its net realizable value of $50,000, and the management fee payable to the Managing Shareholder decreased by $31,000. There were no material changes in the other expense categories.

     Liquidity and Capital Resources
For the six months ended June 30, 1997, the Trust's cash and cash equivalents increased by $3,189,000, reflecting $3,450,000 of cash received from the sale of its entire partnership interest in RSD Power Partners, L.P., $990,000 of income from other power generating projects and interest income, net of $205,000 of Trust cash operating expenses and $972,000 of cash distributions to shareholders. A special distribution of $2,942,000 was made to shareholders in July 1997 from the proceeds of the sale of the San Diego Project.

The Trust is in the process of obtaining a $750,000 line of credit, which it plans to have in place in the third quarter of 1997. The line of credit is being obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders.

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

Item #6 Exhibits and Reports on Form 8-K
          a. Exhibits
                 Exhibit 27. Financial Data Schedule
          B. Reports on Form 8-K
                 A current report on Form 8-K was filed on July 9, 1997 reporting the divestiture of the San Diego Project.


           RIDGEWOOD ELECTRIC POWER TRUST II
             SIGNATURES
     Pursuant to the requirement of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




RIDGEWOOD ELECTRIC POWER TRUST II              Registrant


August 14, 1997        By /s/ Martin V. Quinn
Date                     Martin V. Quinn
                         Senior Vice President and
                         Chief Financial Officer
                        (signing on behalf of the
                         Registrant and as principal
                         financial officer)