Form 10-Q
period 1997-09-30
RIDGEWOOD ELECTRIC POWER TRUST II
filed 1997-11-20
CIK 895993

UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q




Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended                 September 30, 1997

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


                          YES [X]        NO [ ]

               PART I. - FINANCIAL INFORMATION

                ITEM I - FINANCIAL STATEMENTS

                RIDGEWOOD ELECTRIC POWER TRUST II
                       BALANCE SHEETS
                         (Unaudited)

[CAPTION]
                             September 30,   December 31,
                                 1997         1996
[S]                          [C]            [C]

 Assets

Investments in project
  development and power
  generation projects       $12,609,151     $16,116,582
Cash and cash equivalents       202,170               0
Electric power equipment         54,125         331,018
Short-term portion of
  notes receivable              372,582               0
Long-term portion of
  notes receivable            2,238,810               0
Due from affiliates             103,771               0
Other assets                      3,424          18,641
Total assets                $15,584,033    $ 16,466,241

Liabilities and Share-
  holders' Equity

Accounts payable and
  accrued expenses          $   134,456    $    112,482
Due to affiliates                44,505               0
                                178,961         112,482

Shareholders' equity:

Shareholders' equity
  (235.3775 shares issued
  and outstanding)           15,452,264      16,391,464
Managing shareholder's
  accumulated deficit           (47,192)        (37,705)
Total shareholders'
   equity                    15,405,072      16,353,759

Total liabilities and
  shareholders' equity     $ 15,584,033    $ 16,466,241

[FN]
See Accompanying Notes to Financial Statements

                        RIDGEWOOD ELECTRIC POWER TRUST II
                             STATEMENTS OF OPERATIONS
                          FOR THE NINE MONTHS AND QUARTERS
                     ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                                   (Unaudited)







                                Nine months     Quarter      Nine months      Quarter
                                  ended         ended         ended          ended
                                September 30,  September 30,  September 30,  September 30,
                                  1997          1997           1996           1996



Revenue:

Income from power
  generating projects          $1,330,418   $   346,918   $ 1,755,375       $ 538,114
Gain on sale of RSD
  Power Partners, L.P.          2,553,433       (40,883)            0               0
Interest and dividend
  income                           77,744        71,044           432             231

Total revenues                  3,961,595       377,079     1,755,807         538,345

Expenses:

Project due diligence costs         5,046             0             0               0
Management fee                    281,710       111,347       200,728            (729)
Accounting and legal fees          35,722        18,342        24,000           7,500
Insurance                           3,101         1,431        22,645           3,502
Writedown of electric power
  equipment                       281,018             0             0               0
Miscellaneous                      14,768         3,893        11,844           4,281
                                  621,365       135,013       259,217          14,554

Net income (loss)             $ 3,340,230   $   242,066   $ 1,496,590       $ 523,791

Allocation to:

Shareholders                  $ 3,306,828   $   239,645   $ 1,481,624       $ 518,553
Managing shareholder               33,402         2,421        14,966           5,238
                              $ 3,340,230   $   242,066   $ 1,496,590       $ 523,791




See Accompanying Notes to Financial Statements

                            RIDGEWOOD ELECTRIC POWER TRUST II
                                 STATEMENTS OF CASH FLOWS
                                   FOR THE NINE MONTHS
                          ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                                      (Unaudited)

[CAPTION]

                                Nine months            Nine months
                              ended September 30,  ended September 30,
                                  1997                  1996

[S]                           [C]                   [C]

Cash flows from operating
  activities:
Net income (loss)               $3,340,230            $1,496,590

Adjustments to
  reconcile net income
  (loss) to net cash provided
  by (used in) in
  operating activities:


Sale of investment in
  RSD Power Partners, L.P.       3,507,275                     0
Writedown of electric
  power equipment                  276,893                     0
Purchase of investments in
  electric power projects                0               (60,431)

Changes in assets &
  liabilities:
Decrease in
  other assets                      15,373                 8,996
Increase in
  accounts payable and
  accrued expenses                  21,974                45,762
(Increase) in due
  from affiliates                 (103,771)                    0
Increase in due to affiliates       44,505                     0
(Increase) in notes receivable  (2,611,392)                    0

Total adjustments                1,150,857                (5,673)

Net cash provided by (used in)
  operating activities           4,491,087             1,490,917

Cash flows provided by
  (used in) financing
  activities:
Cash distributions to
  shareholders                  (4,288,917)           (1,591,092)

Net cash provided by (used
 in) financing activities       (4,288,917)           (1,591,092)

Net increase (decrease) in
 cash and cash equivalents         202,170              (100,175)
Cash and cash equivalents
  beginning of period                    0               101,975
Cash and cash equivalents
  end of period                 $  202,170             $   1,800

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

2.       Summary of Significant Accounting Policies

     Interim financial statements
The financial statements for the three and nine months ended September 30,
1997
and 1996, included herein have been prepared by the Trust without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries) which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trust believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1996 (Form 10-K).

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

3.     Electric Power Equipment

     The Trust purchased various used electric power generation equipment to be used in potential power generation projects. In January 1995, power generating equipment with a fair value of $1,300,000 was transferred to the Sunnyside (Monterey) project as part of its purchase price. In October 1995, the Trust sold to a related party power generating equipment with a cost of $438,855 for $455,182. The remaining equipment is held in storage and depreciation is not recorded. As of December 31, 1996, the cost of the remaining equipment was $331,018. In 1997, the Trust wrote-down the remaining equipment to its estimated net realizable value of $54,125.

4.     Investments in Project Development and Power Generation Limited
Projects

The following investments in power generation and waste transfer projects are stated at fair value:

                                            September 30,      December 31,
                                                1997              1996
Power generation and waste
  transfer projects:
Pittsfield Investors Limited Partnership   $  2,347,321       $ 2,347,330
RSD Power Partners, L.P.                            ---         3,507,275
B-3 Limited Partnership                       4,001,696         4,001,843
Sunnyside Cogeneration Partners, L.P.         5,308,467         5,308,467
California Pumping Project                      951,667           951,667
                                           $ 12,609,151    $   16,116,582

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

In exchange for its investment, the Trust is entitled to receive annually a preferred distribution from available cash from the facility equal to 15% of its investment. In the event that in any given year available net cash flow from the project does not cover the amount of the preferred minimum return, the amount of such shortfall is payable on a priority basis out of any available net cash flow in subsequent years. The Trust may be entitled to receive additional distributions from any additional net cash flow. The aggregate cost of the Trust's investment in the partnership was $2,347,321. The Trust received distributions of $271,631, $351,451, and $446,888 from the project for the periods ended September 30, 1997, December 31, 1996 and December 31, 1995, respectively.

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

In exchange for its investment, the Trust was entitled to receive annually the greater of either 80% of net profits from the project or a preferred minimum return of 25% on its total investment. The aggregate cost of the Trust's investment in the partnership was $3,507,275. The Trust received distributions of $50,000 and $618,080 from the project for the periods ended September 30, 1997 and December 31, 1996, respectively.

On June 25, 1997, the Trust sold its entire partnership interest in RSD Power Partners, L.P. to subsidiaries of NRG Energy, Inc. of Minneapolis, Minnesota for
$6,150,000. The Trust received $3,450,000 in cash and $2,700,000 in the form of an 8% promissory note payable monthly over six years. The sale resulted in a gain of $2,553,433.

     B-3 Limited Partnership (known as the Columbia project)
On August 31, 1994, the Trust made a limited partnership investment in this partnership, which was formed to construct and operate a municipal waste transfer station, located in Columbia County, New York. The project commenced operations in January 1995.

In exchange for its investment, the Trust is entitled to receive annually a preferred distribution of available net cash flow from the facility equal to 18%
of its investment. In the event in any given year available net cash flow from the project does not cover the amount of the preferred minimum return, the amount of such shortfall is payable on a priority basis out of any available net cash flow in subsequent years. The Trust may be entitled to receive additional distributions from any additional net cash flow. The aggregate cost of the Trust's

Ridgewood Electric Power Trust II
Notes to Financial Statements

investment in the partnership was $4,001,696.   The Trust received
distributions
of $265,000, $515,000 and $510,000 from the project for the periods ended September 30, 1997, December 31, 1996 and December 31, 1995, respectively.

     Sunnyside Cogeneration Partners, L.P. (known as the Monterey project)
On January 9, 1995, the Trust acquired 100% of the existing partnership interests of Sunnyside Cogeneration Partners, L.P., which owns and operates a
5.5 megawatt electric cogeneration facility, located in Monterey County, California. The initial cost of the investment was $5,308,467, which consisted of $3,782,000 of cash, $226,467 of due diligence and other costs, and electric power equipment valued at $1,300,000. The original cost of the equipment contributed by the Trust was $1,599,940. In 1994, the Trust wrote down the value of the equipment by $299,940. The Trust received distributions of $548,612, $757,498 and $606,536 from the project for the periods ended September
30, 1997, December 31, 1996 and December 31, 1995, respectively.

     California Pumping Project
On March 31, 1995, the Trust acquired a package of natural gas fueled diesel engines which drive deep irrigation well pumps in Ventura County, California. The engines' shaft horsepower-hours are sold to the operator at a discount from the equivalent kilowatt hours of electricity. The Trust receives a distribution of $0.02 per equivalent kilowatt up to 3,000 running hours per year and $0.01 per equivalent kilowatt for each additional running hour per year. Total investment at December 31, 1996 and 1995, was $951,667 for an equivalent of
299.8 kilowatts of power. The operator pays for fuel, maintenance, repair and replacement. The Trust received distributions of $121,880, $129,179 and $105,742 from the project for the periods ended September 30, 1997, December 31,
1996 and December 31, 1995 respectively.

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

In 1997 the ABB Funding Partners, L.P. refunded the Trust $73,294 of its original capital investment of $101,850. The refund has been recorded as income for the period ended September 30, 1997.

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

Ridgewood Electric Power Trust II
Notes to Financial Statements

The Trust pays to the managing shareholder an investment fee of 2% of each capital contribution made to the Trust. The fee is payable to the managing shareholder for its services in investigating and evaluating investment opportunities and effecting transactions for investing the capital of the Trust.

The Trust entered into a management agreement with the managing shareholder, under which the managing shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. As compensation to the managing shareholder, the Trust pays the managing shareholder an annual management fee equal to 2.5% of the net asset value of the
Trust payable monthly upon the closing of the Trust. For the periods ended September 30, 1997, December 31, 1996 and December 31, 1995, the Trust paid management fees to the managing shareholder of $281,710, $328,952, and $494,023, respectively.

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

6.     Litigation
On February 28, 1997 Michael Cutbirth, an individual, sued the Managing Shareholder in the Superior Court of California, Kern County, claiming unspecified damages (which may include a claim for an equity interest) for breach of an alleged confidentiality agreement relating to the acquisition of the Monterey Project. The Managing Shareholder has successfully removed the lawsuit to the United States District Court for the Eastern District of California. Discovery has begun. The Managing Shareholder believes that it has ample defenses to Mr. Cutbirth's claims and it will defend the action vigorously.

          ITEM 2 - MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, like some other statements made by the Trust from time to time, has forward-looking statements. These statements discuss business trends and other matters relating to the Trust's future results and the business climate. In order to make these statements, the Trust has had to make assumptions as to the future. It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Trust in the future may be materially different from the Trust's forward-looking statements here.

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

Nine months ended September 30, 1997 versus nine months ended September 30,
1996

Results of operations

The Trust carries its investment in the Projects it owns at fair value and does not consolidate its financial statements with the financial statements of the Projects.
Revenue is recorded by the Trust as cash distributions are received from the Projects.
Trust revenues may fluctuate from period to period depending on the operating cash flow generated by the Projects and the amount of cash retained to fund capital expenditures.
In addition, income and cash flow earned by the Projects located in California is seasonal, peaking in the third quarter of the year as summer heat increases demand for electricity and for water and electricity prices are at peak levels and falling in the fourth and first quarters, when prices for electricity are at lower off-peak levels and equipment maintenance is performed.

For the nine months ended September 30, 1997, the Trust's net income increased by $1,844,000 (123.2%) from the same period in 1996. The increase reflects a gain of $2,594,000 on the sale of its entire partnership interest in RSD Power Partners, L.P., a $425,000 (24.2%) decrease in income received from other Projects in which the Trust has invested, an increase of $77,000 in interest income and an increase of
$362,000 in Trust expenses. Income from the Columbia Project was lower by $271,000, the San Diego Project (prior to divestiture) by $413,000 and the Monterey Project by
$49,000. The Columbia Project's results reflected a continuing intense competition in the local waste disposal market and the San Diego Project continued to be affected by inability to economically replace a lost customer and cool weather. Income from the
Pump Services Project was higher by $51,000 and from the Berkshire Project by $184,000.
In addition, the Trust received a $73,000 distribution from a project development limited partnership for which the Trust had previously written off its investment.
Interest income increased because cash was consolidated at the Trust level in early
1997 and invested in higher yielding investment accounts.

For the nine months ended September 30, 1997, the Trust's expenses increased by
$362,000 from the same period in 1996. The increase resulted from a $281,000 write-down of electric power generation equipment to its net realizable value of $54,000, and an increase in the management fee payable to the Managing Shareholder of $81,000.
There were no material changes in the other expense categories.

Liquidity and Capital Resources

During the nine months ended September 30, 1997, the Trust's average balance of
cash and cash equivalents increased, reflecting $3,450,000 of cash received from
the sale of its entire partnership interest in RSD Power Partners, L.P., $1,330,000 of income from other power generating projects and interest income, net of $340,000 of Trust cash operating expenses and $1,347,000 of regular cash distributions to shareholders.  An additional special distribution of
$2,942,000
was made to shareholders in July 1997 from the proceeds of the sale of the San Diego Project.

During the third quarter of 1997, the Trust and its principal bank executed a commitment letter for a revolving line of credit, whereby the bank will provide a three year committed line of credit facility of $750,000. Outstanding borrowings bear interest at the bank's prime rate or, at the Trust's choice, at
LIBOR plus 2.5%. The credit agreement will require the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1. The credit facility is being obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders. The Trust expects to execute the definitive credit agreement during the fourth quarter of 1997.

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

Certain Industry Trends

The industry trend toward deregulation of the electric power generating and transmission industries has accelerated after the adoption of Order 888 by the Federal Energy Regulatory Commission ("FERC") on April 24, 1996. A number of major states, including California, have adopted proposals to allow "retail wheeling," which would allow any qualified generator to use utility transmission and distribution networks to sell electricity directly to utility customers. Other states, such as Massachusetts, New Hampshire and New York, are preparing their own initiatives. As a result, profound changes in the industry are occurring, marked by consolidations of utilities, large scale spin-offs or sales of generating capacity, reorganizations of power pools and transmission entities, and attempts by electric utilities to recover stranded costs and alter power purchase contracts with independent power producers such as the Trust.

It is too early to predict the effects of these trends and others on the Trust's business. A critical issue for the Trust, however, is whether any action will be taken to modify its existing power purchase contracts or to shift costs to independent power producers. To date, neither FERC nor the California authorities have adopted measures that would impair power purchase contracts and the Trust is not aware of any other such action by regulatory authorities in other states where it does business.

Legislative and regulatory action is unpredictable and that at any time federal or state legislatures or regulators could adopt measures that would be materially adverse to the Trust's business. Further, volatile market conditions could adversely affect the Trust's operations and the actions of other industry participants, such as electric utilities, which in turn could affect the Trust.

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




RIDGEWOOD ELECTRIC POWER TRUST II              Registrant


November 14, 1997        By /s/ Martin V. Quinn
Date                     Martin V. Quinn
                         Senior Vice President and
                         Chief Financial Officer
                        (signing on behalf of the
                         Registrant and as principal
                         financial officer)