Form 10-Q
period 1998-03-31
RIDGEWOOD ELECTRIC POWER TRUST II
filed 1998-05-15
CIK 895993

UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q




Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended                 March 31, 1998

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


                          YES [X]        NO [ ]

PART I. - FINANCIAL INFORMATION

                  ITEM I - FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST II
BALANCE SHEET

                                               March 31,       December 31,
                                                  1998               1997
                                               (unaudited)
Assets:

Investments in power generation projects   $   12,609,307        $ 12,609,307
Cash and cash equivalents                          50,054             175,818
Notes receivable from sale of investment        2,428,994           2,521,001
Due from affiliates     	                     80,870             144,113
Other assets                                        2,501               2,436
   Total assets                            $   15,171,726        $ 15,452,675




Liabilities and Shareholders' Equity:

Accounts payable and accrued expenses      $       17,855        $     32,186
Due to affiliates                                 125,166             156,735
   Total liabilities                              143,021             188,921


Shareholders' equity:
Shareholders' equity (235.3775 shares
  issued and outstanding)                      15,079,660          15,312,360
Managing shareholder's
  accumulated deficit                             (50,955)            (48,606)

   Total shareholders' equity                  15,028,705          15,263,754

   Total liabilities and
    shareholders' equity                   $   15,171,726        $ 15,452,675



See accompanying note to financial statements.



RIDGEWOOD ELECTRIC POWER TRUST II
STATEMENTS OF OPERATIONS (Unaudited)


                                               Three months ended
                                              March 31,     March 31,
                                                1998          1997



Revenue:
Income from power generation projects          $236,154   $ 529,269
Interest income                                  55,422       1,996
   Total revenue                                291,576     531,265

Expenses:
Project due diligence costs                         ---       2,671
Management fee                                   95,721         ---
Accounting and legal fees                        25,656       9,097
Writedown of electric power equipment               ---     281,018
Miscellaneous                                    12,680       4,205
   Total expenses                               134,057     296,991

Net income                                     $157,519    $234,274


See accompanying note to financial statements


RIDGEWOOD ELECTRIC POWER TRUST II
STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY (Unaudited)

                                                 Managing
                               Shareholders     Shareholder      Total



Shareholders' equity,
  December 31, 1997             $15,312,360     $(48,606)     $15,263,754

Cash distributions                 (388,643)      (3,925)        (392,568)

Net income for the period           155,943        1,576          157,519

Shareholders' equity,
  March 31, 1998                $15,079,660     $(50,955)      $15,028,705

See accompanying note to financial statements



RIDGEWOOD ELECTRIC POWER TRUST II
STATEMENTS OF CASH FLOWS (Unaudited)


                                           Three months ended
                                       March 31,         March 31,
                                         1998              1997


Cash flows from operating
  activities:
Net income                             $157,519           $234,274

Adjustments to reconcile net
  income to cash flows from
  operating activities:

Writedown of electric power
  equipment                                ---             281,018
Proceeds from note receivable            92,007                ---

Changes in assets and liabilities:
  Increase in other assets                  (65)            (3,379)
  Decrease in accounts payable
    and accrued expenses                (14,331)           (74,382)
  Increase in due to
    affiliates, net                      31,674            238,796

Total adjustments                       109,285            442,053

Net cash provided by operating
  activities                            266,804            676,327

Cash flows from financing
  activities:
Cash distributions to
  shareholders                         (392,568)          (497,880)
Net cash used in
  financing activities                 (392,568)          (497,880)

Net (decrease) increase in
 cash and cash equivalents             (125,764)           178,447
Cash and cash equivalents
  beginning of year                     175,818              ---
Cash and cash equivalents
  end of period                      $   50,054         $  178,447

See accompanying note to financial statements


Ridgewood Electric Power Trust I
Note to Financial Statements

1.  General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair representation of the results for the interim periods. Additional footnote disclosure concerning accounting polices and other matters are disclosed in Ridgewood Electric Power Trust II's financial statements included in the 1997 Annual Report on Form 10-K, which should be read in conjunction with these financial statements.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.

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

The Trust therefore warns readers of this document that they should not rely on these forward-looking statements without considering all of the things that could make them inaccurate. The Trust's other filings with the Securities and Exchange Commission discuss many (but not all) of the risks and uncertainties that might affect these forward-looking statements.

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

Introduction

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

Results of Operations
Quarter ended March 31, 1998 compared to quarter ended March 31, 1997

As summarized below, total revenue decreased 45.0% to $292,000 in the first quarter of 1998 compared to $531,000 in the first quarter of 1997, primarily due to the absence of revenues related to the Columbia project and a project development limited partnership:

Project               	    1998               1997

Monterey        	       $ 147,000        $  136,000
Berkshire         	    88,000            96,000
Columbia         	             ---           165,000
San Diego        	             ---            50,000
Sunkist              	     1,000             9,000
Project development	       ---            73,000
Interest income		    56,000             2,000

Total    			 $ 292,000         $ 531,000

The Monterey, Berkshire and Sunkist Projects had relatively unchanged operating results in the first quarter of 1998. The Trust received $50,000 of distributions from the San Diego project in the first quarter of 1997
prior to its sale.   In the first quarter of 1998, the Trust recorded
$50,000 of interest income from the note that it received from the sale of the San Diego project. The Columbia Project did not make a cash distribution in the first quarter of 1998 because its profit margin was negatively impacted by increased competition from other waste management companies operating in the region. In addition, the Trust received a $73,000 distribution in the first quarter of 1997 from a project development limited partnership for which the Trust had previously written off its investment. Interest income increased to $55,000 in 1998 compared to $2,000 in 1997 due to interest income earned on the note received from the sale of the San Diego project.

Total expenses decreased $163,000 (45.1%) to $134,000 in the first quarter of 1998 compared to $297,000 in the same period in 1997 primarily due to the absence of a $281,000 write-off of certain electric power equipment
recorded in 1997.   This reduction was partially offset by $96,000 of
management fees charged in the first quarter of 1998 that were not charged in the corresponding period in 1997. All other 1998 Trust expenses were comparable to those of 1997.

Liquidity and Capital Resources

In 1997, the Trust and Fleet Bank, N.A. (the "Bank") entered into a revolving line of credit agreement, whereby the Bank provides a three year committed line of credit facility of $750,000. Outstanding borrowings bear interest at the Bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1. The credit facility was obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders. There were no borrowing under line of credit in 1998.

Obligations of the Trust are generally limited to payment of the management fee to the Managing Shareholder, payments for certain accounting and legal services to third persons and distributions to shareholders of available operating cash flow generated by the Trust's investments. The Trust's policy is to distribute as much cash as is prudent to shareholders. Accordingly, the Trust has not found it necessary to retain a significant amount of working capital. The amount of working capital retained is further reduced by the availability of the line of credit facility.

The Trust anticipates that its cash flow during 1998 and line of credit facility will be adequate to fund its obligations.

                 PART II - OTHER INFORMATION

Item #1 Legal Proceedings

On February 28, 1997 Michael Cutbirth, an individual, sued the Managing Shareholder in the Superior Court of California, Kern County, claiming unspecified damages (which may include a claim for an equity interest) for breach of an alleged confidentiality agreement relating to the acquisition of the Monterey Project. The Managing Shareholder has successfully removed the lawsuit to the United States District Court for the Eastern District of California. Discovery has been completed and motions for summary judgment are pending. The Managing Shareholder believes that it has ample defenses to Mr. Cutbirth's claims and that it will defend the action vigorously.

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




RIDGEWOOD ELECTRIC POWER TRUST II              Registrant


May 14, 1998          By /s/ Martin V. Quinn
Date                         Martin V. Quinn
                         Senior Vice President and
                         Chief Financial Officer
                        (signing on behalf of the
                         Registrant and as principal
                         financial officer)