Form 10-Q
period 1998-06-30
RIDGEWOOD ELECTRIC POWER TRUST II
filed 1998-08-17
CIK 895993

UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q




Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended                 June 30, 1998

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


                          YES [X]        NO [ ]

               PART I. - FINANCIAL INFORMATION

                RIDGEWOOD ELECTRIC POWER TRUST II
                       BALANCE SHEETS
                         (Unaudited)

                             June 30,       December 31,
                                 1998              1997

 Assets

Investments in power
  generation projects       $12,609,307     $12,609,307
Cash and cash equivalents           ---		175,818
Notes receivable from sale
of investment			2,334,722	    2,521,001
Due from affiliates		  103,773		144,113
Other assets                      2,895           2,436

Total assets                $15,050,697	  $15,452,675

Liabilities and Share-
  holders' Equity

Accounts payable and
  accrued expenses          $    36,778	  $    32,186
Due to affiliates               138,528		156,735

	Total liabilities	    $   175,306	  $   188,921

Shareholders' equity:


Shareholders' equity
  (235.3775 shares issued
  and outstanding)           14,927,878	   15,312,360
Managing shareholder's
  accumulated deficit           (52,487)        (48,606)
Total shareholders'
   equity                    14,875,391	   15,263,754

Total liabilities and
  shareholders' equity      $15,050,697     $15,452,675

See Accompanying Notes to Financial Statements

                        RIDGEWOOD ELECTRIC POWER TRUST II
                             STATEMENTS OF OPERATIONS
                               FOR THE SIX MONTHS AND QUARTERS
                     ENDED JUNE 30, 1998 AND JUNE 30, 1997
                                   (Unaudited)







                                 Six Months Ended             Quarter Ended
                              June 30,      June 30,      June 30,      June 30,
                                 1998          1997          1998          1997

Revenue:

Income from power
  generation projects          $  535,122   $   983,500   $   298,968  $  454,231
Gain on sale of RSD
  Power Partners,	                    ---     2,594,316           ---   2,594,316
Interest income                   103,792		  6,700	   48,370	    4,704

Total revenues                    638,914     3,584,516       347,338   3,053,251

Expenses:

Project due diligence costs           ---         5,046           ---       2,375
Management fee                    191,442       170,363        95,721     170,363
Writedown of electric power
  equipment                           ---		281,018		---	      ---
Miscellaneous                      51,238 	 29,925	   12,902	   16,623
                                  242,680       486,352       108,623     189,361

Net income                     $  396,234   $ 3,098,164   $   238,715  $2,863,890

      See accompanying Notes to Financial Statements.

                 RIDGEWOOD ELECTRIC POWER TRUST II
           STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE PERIOD ENDED JUNE 30, 1998
                            (unaudited)


							    Managing
					Shareholders   Shareholder     Total
Shareholders' equity
December 31, 1997			$15,312,360	  $   (48,606)  $15,263,754

Cash distributions		   (776,751)       (7,846)	 (784,597)

Net income for the period	    392,269		  3,965	  396,234

Shareholder's equity
June 30, 1998			$14,927,878	  $   (52,487)  $14,875,391


See Accompanying Notes to Financial Statements

                            RIDGEWOOD ELECTRIC POWER TRUST II
                                 STATEMENTS OF CASH FLOWS
                                    FOR THE SIX MONTHS
                          ENDED JUNE 30, 1998 AND JUNE 30, 1997
                                      (Unaudited)

[CAPTION]

                                Six months        Six months
                               ended June 30,    ended June 30,
                                  1998              1997

[S]                             [C]            [C]

Cash flows from operating
  activities:
Net income (loss)               $  396,234     $ 3,098,164

Adjustments to
  reconcile net income
  to net cash flows from
  operating activities:


Gain on sale of RSD Power
  Partners                             ---      (2,594,316)
Sale of investment in
  RSD Power Partners                   ---       3,401,591
Writedown of electric
  power equipment                      ---         276,893
Proceeds from note receivable      186,279             ---
Changes in assets &

  liabilities:
  Increase in other assets            (459)         (4,384)
  Increase (decrease)in
  accounts payable and
    accrued expenses                 4,592         (20,458)
  Increase in due to
    affiliates, net                 22,133           3,831

  Total adjustments                212,545       1,063,157

Net cash provided
   by operating activities         608,779       4,161,321

Cash flows from
  financing activities:
Cash distributions to
  Shareholders                    (784,597)       (972,229)

  Net cash used in
    financing activities          (784,597)       (972,229)

Net (decrease)increase in
 cash and cash equivalents        (175,818)      3,189,092

Cash and cash equivalents
  beginning of period              175,818             ---

Cash and cash equivalents
  end of period                 $      ---     $ 3,189,092


[FN]
See Accompanying Notes to Financial Statements
[/TABLE]

RIDGEWOOD ELECTRIC POWER TRUST II
NOTE TO FINANCIAL STATEMENTS

1. General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other manners are disclosed in Ridgewood Electric Power Trust II's financial statements included in the 1997 Annual Report on Form 10-K, which should be read in conjunction with these financial statements.

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

The Berkshire Project receives revenue in the form of tipping fees for waste delivered to the facility and from steam sold under a long-term contract which expires in 2004. Tipping fees are based on spot market prices which may fluctuate from time to time. The Project's steam customer may or may not extend its purchases beyond the year 2004.

The Columbia Project receives revenue in the form of tipping fees for waste delivered to the facility by local waste haulers and transferred to long haul trucks for delivery to distant landfills. The Project's profit margins have been reduced due to competition from national waste management companies operating in the same region.


Results of Operations

Revenues                Six Months Ended June 30,       Quarter Ended June 30,
                       1998               1997            1998          1997

Monterey              $ 252,000       $    408,000     $ 105,000    $  271,000
Berkshire               176,000            184,000        88,000        88,000
Columbia                100,000            217,000       100,000        52,000
San Diego                 ---            2,644,000         ---       2,594,000
Sunkist                   7,000             52,000         6,000        43,000
Project development       ---               73,000         ---             ---
Interest income         104,000              7,000        48,000         5,000

Total                 $ 639,000       $  3,585,000     $ 347,000    $3,053,000



Total revenues decreased $2,946,000 (82%) to $639,000 for
the first six months of 1998 from $3,585,000 in the first
six months of 1997 primarily because of the $2,594,000 gain
on the sale of the San Diego project recorded in 1997. Distributions from the Monterey, Columbia and Sunkist
Projects also declined by $156,000, $117,000 and $45,000, respectively. The decline from the Monterey Project was attributable to increased maintenance costs from a periodic overhaul of its equipment and reduced revenues because of the scheduled shutdown. The lower distributions from the Columbia Project in the six months ended June 30, 1998 resulted from lower profit margins caused by increased competition from other waste management companies operating in the region.  The Trust expects this pressure to
continue. The Sunkist Project, which provides irrigation pumping to Southern California farmers, suffered from the extraordinary rainfall that occurred in the first half of
1998.    Although distributions from the Berkshire Project
for the 1998 period were comparable to those of the 1997 period, the Trust is beginning an intensive financial and engineering review of this Project, the results of which are not predictable at this time. Finally, the increase in interest income from the 1997 period to the 1998 period reflects amounts received in 1998 on the note received as part of the sale price of the San Diego Project. The changes in total revenues in the second quarter of 1998 as compared to the second quarter of 1997 were caused by the same factors.

Expenses

For the six months ended June 30, 1998, total expenses decreased $243,000 (50%) to $243,000 from $486,000 in the same period in 1997, reflecting a $281,000 write-off of certain electric power equipment recorded in the 1997 period. For the quarter ended June 30, 1998, total expenses decreased $81,000 (42%) to $109,000 from $189,000 in the same period in 1997 because of a timing change.  In
1997, both the first and second quarter 1997 management fees had been recorded in the second quarter of 1997.
Other Trust expenses for the 1998 periods were comparable to those for the 1997 periods.


Liquidity and Capital Resources

During the first six months of 1998, the Trust's operating activities generated $609,000 of cash compared to $4,161,000 of cash during the same period in 1997. The change is primarily attributable to the $3,402,000 of cash received on the sale of the San Diego Project in the second quarter of 1997. Cash distributions to shareholders decreased to $785,000 in the first six months of 1998 from $972,000 in the same period in 1997 due to a decrease in the monthly cash distribution rate in 1998.

In 1997, the Trust and Fleet Bank, N.A. (the "Bank") entered into a revolving line of credit agreement, whereby the Bank provides a three year committed line of credit facility of $750,000. Outstanding borrowings bear interest at the Bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1. The credit facility was obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders. There have been no borrowings under the line of credit in 1998 but the Trust expects to use the line during the third quarter of 1998 to allow more consistent distributions to Investors at times when revenues are sporadic.

Obligations of the Trust are generally limited to payment of the management fee to the Managing Shareholder, payments for certain accounting and legal services to third persons and distributions to shareholders of available operating cash flow generated by the Trust's investments. The
Trust's policy is to distribute as much cash as is prudent to shareholders. Accordingly, the Trust has not found it necessary to retain a significant amount of working capital. The need to retain working capital is further reduced by the availability of the line of credit facility.

                 PART II - OTHER INFORMATION

Item #1 Legal Proceedings

On February 28, 1997 Michael Cutbirth, an individual, sued the Managing Shareholder in the Superior Court of California, Kern County, claiming unspecified damages (which may include a claim for an equity interest)
for breach of an alleged confidentiality agreement relating to the acquisition of the Monterey Project.  The Managing Shareholder has
successfully removed the lawsuit to the United States District Court for
the Eastern District of California.    Trial is set for August 19 and 20, 1998.
The Managing Shareholder believes that it has ample defenses to Mr.
Cutbirth's claims and that it will defend the action vigorously.

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




RIDGEWOOD ELECTRIC POWER TRUST II              Registrant


August 14, 1998       By /s/ Martin V. Quinn
Date                         Martin V. Quinn
                         Senior Vice President and
                         Chief Financial Officer
                        (signing on behalf of the
                         Registrant and as principal
                         financial officer)