Form 10-Q
period 1998-09-30
RIDGEWOOD ELECTRIC POWER TRUST II
filed 1998-11-19
CIK 895993

UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q




Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended         September 30, 1998

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


                          YES [X]        NO [ ]

               PART I. - FINANCIAL INFORMATION

                RIDGEWOOD ELECTRIC POWER TRUST II
                       BALANCE SHEETS
                         (Unaudited)

                                             September 30,     December 31,
                                                 1998               1997

Assets:

Investments in power generation projects       $  12,609,307     $ 12,609,307
Cash and cash equivalents                                ---          175,818
Notes receivable from sale of investment           2,238,760        2,521,001
Due from affiliates                                  257,637          144,113
Other assets                                           3,526            2,436

   Total assets                                $  15,109,230     $ 15,452,675


Liabilities and Shareholders' Equity:

Accounts payable and accrued expenses          $     112,211     $     32,186
Line of credit borrowing                             200,000              ---
Due to affiliates                                    157,467          156,735

   Total liabilities                                 469,678          188,921


Shareholders' equity:

Shareholders' equity (235.3775 shares
issued and outstanding)                           14,694,390       15,312,360
Managing shareholder's accumulated deficit           (54,848)         (48,606)

   Total shareholders' equity                     14,639,552       15,263,754

   Total liabilities and shareholders' equity  $  15,109,230     $ 15,452,675

See Accompanying Notes to Financial Statements

                  RIDGEWOOD ELECTRIC POWER TRUST II
                      STATEMENTS OF OPERATIONS
                 FOR THE NINE MONTHS AND QUARTERS
          ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                           (Unaudited)


                             Nine Months Ended             Quarter Ended
                       September 30,  September 30, September 30, September 30,
                          1998            1997          1998          1997

Revenue:

Income from power
generation projects            $ 742,004    $ 1,330,418   $ 206,882    $346,918
Gain on sale of
RSD Power Partners                   ---      2,553,433         ---     (40,883)
Interest income                  151,209         77,744      47,417      71,044
   Total revenues                893,213      3,961,595     254,299     377,079


Expenses:

Accounting and legal fees        49,140         35,722      23,889       18,342
Management fee                  287,163        281,710      95,721      111,347
Writedown of electric
power equipment                     ---        281,018         ---          ---
Miscellaneous                    39,880         22,915      13,893        5,324
                                376,183        621,365     133,503      135,013

Net income                   $  517,030  $   3,340,230   $ 120,796     $242,066



      See accompanying Notes to Financial Statements.

           RIDGEWOOD ELECTRIC POWER TRUST II
     STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
          FOR THE PERIOD ENDED SEPTEMBER 30, 1998
                      (unaudited)


                                                          Managing
                                          Shareholders   Shareholder      Total
Shareholders' equity, December 31, 1997    $15,312,360   $ (48,606)    $15,263,754

Cash distributions                          (1,129,820)    (11,412)     (1,141,232)

Net income for the period                      511,860       5,170         517,030

Shareholders' equity, September 30, 1998   $14,694,400     (54,848)    $14,639,552

See Accompanying Notes to Financial Statements

                    RIDGEWOOD ELECTRIC POWER TRUST II
                         STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS
              ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                              (Unaudited)


                                            Nine months        Nine months
                                         ended September 30, ended September 30,
                                               1998                1997

Cash flows from operating activities:
Net income                                    $   517,030    $  3,340,230

Adjustments to reconcile net income to
net cash flows from operating activities

Gain on sale of RSD Power Partners                    ---      (2,553,433)
Sale of investment in RSD Power Partners              ---       3,242,176
Writedown of electric power equipment                 ---         276,893
Proceeds from note receivable                     282,241          88,608

Changes in assets and liabilities:

(Increase) decrease in other assets                (1,090)         15,373
Increase in accounts payable and
Accrued expenses                                   80,025          21,974
Increase (decrease) in due to affiliates, net    (112,792)         59,266

   Total adjustments                              248,384       1,150,857

Net cash provided by operating activities         765,414       4,491,087

Cash flows from financing activities:

Borrowings under line of credit agreement         200,000             ---
Cash distributions to shareholders             (1,141,232)     (1,591,092)

Net cash used in financing activities            (941,232)     (1,591,092)

Net (decrease) increase
in cash and cash equivalents                     (175,818)        202,170

Cash and cash equivalents,
beginning of period                               175,818             ---

Cash and cash equivalents, end of period      $       ---    $    202,170






See Accompanying Notes to Financial Statements

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

2. Borrowings Under Line of Credit Agreement

In August 1998, the Trust borrowed $200,000 under its line of credit agreement with Fleet Bank. In October 1998, the Trust borrowed an additional $100,000 under this agreement.
The borrowing bears interest at LIBOR plus 2.5% and must be repaid by July 1999.

3.  Purchase of Pump Services Operations

On October 16, 1998, the Trust and Ridgewood Electric
Power Trust IV ("Trust IV") entered into a Termination and Sale Agreement with H.E.P., Inc. ("H.E.P."), the operator of the Trust and Trust IV's California Pumping Projects.
Under the terms of the agreement, H.E.P. ceased operating
the projects and transferred all project related assets to
the Trust and Trust IV.   The Trust and Trust IV paid
$105,840 and $94,160, respectively, to H.E.P. as consideration under this agreement. Ridgewood Power Corporation is the managing shareholder of both the Trust and Trust IV.
Ridgewood Power Management Corporation, an entity related to Ridgewood Power Corporation through common ownership, will operate the projects.

4. Investment in Pittsfield Investors Limited Partnership
("PILP")

The Trust has invested $2,347,330, as a limited partner, in PILP. PILP operates a waste-to energy incinerator in Pittsfield, Massachusetts and is managed by a subsidiary of Energy Answers Corporation of Albany, New York ("EAC").

In the third quarter of 1998, EAC informed the Trust that significant cost overruns in the construction of an ash handling system for the PILP project had depleted PILP's funds, including reserve funds for closure of a landfill and other reserves. EAC believed that PILP could not continue operations without significant capital injections from its two limited partners, one of whom is the Trust.
EAC further advised the Trust that distributions from PILP to the Trust would cease.

The Trust's managing shareholder requested detailed additional information and a revised operating plan from EAC. In the managing shareholder's opinion, EAC has not yet adequately responded to these requests. The Trust also has conducted on-site reviews by its financial and engineering personnel.

The Trust is continuing its own financial and engineering review of the project, is in contact with the other limited partner and is reviewing the short-term and long-term viability of PILP. Upon receipt of the information requested from EAC and the completion of its review of the project, the Trust will determine the extent to which it should reduce the carrying value of its investment. The Trust is also considering legal remedies against EAC and its affiliates.


ITEM 2 - MANAGEMENT'S DISCUSSION AND
     ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS


Dollar amounts in this discussion are rounded to the nearest $1,000.

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

The Berkshire Project receives revenue in the form of tipping fees for waste delivered to the facility and from steam sold under a long-term contract which expires in 2004. Tipping fees are based on spot market prices which may fluctuate from time to time. The Project's steam customer is not obligated to extend the contract beyond the year 2004.

The Columbia Project receives revenue in the form of tipping fees for waste delivered to the facility by local waste haulers and transferred to long haul trucks for delivery to distant landfills. The Project's profit margins have been reduced due to competition from national waste management companies operating in the same region.



Results of Operations

                    Nine Months Ended September 30,  Quarter Ended September 30,
                            1998           1997           1998          1997
Monterey                $  389,000    $    548,000      $ 132,000  $  140,000
Berkshire                  176,000         272,000            ---      88,000
Columbia                   100,000         265,000            ---      48,000
San Diego                      ---       2,603,000            ---         ---
Sunkist                     77,000         122,000         75,000      70,000
Project development            ---          73,000            ---         ---
Interest income            151,000          78,000         47,000      31,000

Total                   $  893,000    $  3,961,000      $ 254,000  $  377,000



Total revenues decreased $3,068,000 (77%) to $893,000 for the first nine months of 1998 from $3,961,000 in the first nine months of 1997 primarily because of the $2,594,000 gain on the sale of the San Diego project recorded in 1997. Distributions from the Monterey, Columbia and Sunkist Projects also declined by $159,000, $165,000 and $45,000, respectively from their 1997 levels.
  The decline from the Monterey Project was attributable to increased maintenance costs from a periodic overhaul of its engines and reduced revenues because of the scheduled shutdown. The lower distributions from the Columbia Project in the nine months ended September 30, 1998 resulted from the timing of distributions as well as lower profit margins caused by increased competition from other waste management companies operating in the region. The Trust expects this competitive pressure to continue. The Sunkist Project, which provides irrigation pumping to Southern California farmers, suffered from the extraordinary rainfall that occurred in the first half of 1998. The increase in interest income from the 1997 period to the 1998 period reflects amounts received in 1998 on the note received as part of the sale price of the San Diego Project.

Distributions from the Berkshire Project, after continuing at approximately the 1997 levels for the first six months of 1998, ceased in the third quarter of 1998. In the third quarter of 1998, the manager of Berkshire informed the Trust that significant and undisclosed cost overruns in the construction of an ash handling system for the Berkshire Project had depleted the Project's funds, including reserve funds for closure of a landfill and other reserves. The project manager believed that Berkshire could not continue operations without significant capital injections from its two limited partners, one of whom is the Trust. The project manager further advised the Trust that even if the Project were to continue operations with additional contributed capital, in that event distributions from Berkshire to the Trust would cease for an indefinite period.

The Trust requested detailed additional information and a revised operating plan from the project manager. In the Trust's opinion, the project manager has not yet adequately responded to these requests. The Trust also has conducted on-site reviews by its financial and engineering personnel.
In early November 1998, the manager's parent company installed a new financial team for the Project and offered to contribute additional capital to the Project on the condition that the Trust subordinate its rights to distributions from the Project. The Trust is considering the offer and expects that negotiations will begin shortly.

The Trust is continuing its own financial and engineering review of the project and is reviewing the short-term and long-term viability of the Berkshire project. After considering the information provided and to be provided by the project manager, its own review of the project and the results, if any, of the negotiations, the Trust will determine the extent to which it should reduce the carrying value of its investment. The Trust is also considering legal remedies against the project manager and its affiliates.

The changes in total revenues in the third quarter of 1998 as compared to the third quarter of 1997 were caused by the same factors.

Expenses

For the nine months ended September 30, 1998, total expenses decreased $245,000 (39%) to $376,000 from $621,000 in the same period in 1997, reflecting a $281,000 write-off of certain electric power equipment recorded in the 1997 period. Expenses for the quarter ended September 30, 1998 were consistent with the same period in 1997.

Liquidity and Capital Resources

During the first nine months of 1998, the Trust's operating activities generated $765,000 of cash compared to $4,491,000 of cash during the same period in 1997. The change is primarily attributable to the $3,242,000 of cash received on the sale of the San Diego Project in the second quarter of 1997. Cash distributions to shareholders decreased to $1,141,000 in the first nine months of 1998 from $1,591,000 in the same period in 1997 due to decreases in the monthly cash distribution rate in 1998.

In 1997, the Trust and Fleet Bank, N.A. (the "Bank") entered into a revolving line of credit agreement, whereby the Bank provides a three year committed line of credit facility of $750,000. Outstanding borrowings bear interest at the Bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%.
The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1. The credit facility was obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders. The Trust borrowed $200,000 in August 1998 and an additional $100,000 in October 1998 to allow more consistent distributions to investors when revenues are sporadic. The Trust anticipates that cash flows from operations will be sufficient to repay these borrowings by July 1999.

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

                 PART II - OTHER INFORMATION

Item #1 Legal Proceedings


Item #6 Exhibits and Reports on Form 8-K
          a. Exhibits
                 Exhibit 27. Financial Data Schedule

          b. Reports on Form 8-K. The trust filed a current Report on Form 8-K, dated
             September 28, 1998, reporting
             Developments at PILP under Item 5.

           RIDGEWOOD ELECTRIC POWER TRUST II
             SIGNATURES
     Pursuant to the requirement of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




RIDGEWOOD ELECTRIC POWER TRUST II              Registrant


November 18, 1998     By /s/ Martin V. Quinn
Date                         Martin V. Quinn
                         Senior Vice President and
                         Chief Financial Officer
                        (signing on behalf of the
                         Registrant and as principal
                         financial officer)