Form 10-Q/A
period 1998-09-30
RIDGEWOOD ELECTRIC POWER TRUST II
filed 1999-03-09
CIK 895993

UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q/A



Amendment No. 1 to Quarterly Report Pursuant to
Section 13 or 15(d) of the
Securities Exchange Act of 1934

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


                          YES [X]        NO [ ]

                           PART I
                     FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operation


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

   Year 2000 Remediation

     The Managing Shareholder and its affiliates began year 2000 review and planning in early 1997. After initial remediation was completed, a more intensive review discovered additional issues and the Managing Shareholder began a formal remediation program in late 1997. The Managing Shareholder has assessed problems, has a written plan for remediation and is implementing the plan.

     The accounting, network and financial packages for the Ridgewood companies are basically off-the-shelf packages that will be remediated, where necessary, by obtaining patches or updated versions. The Managing Shareholder expects that updating will be complete before the end of the first quarter of 1999 with ample time for implementation, testing and custom changes to some modifications made by Ridgewood to those programs. To a large extent, these software packages would have been upgraded within a three to five year time frame, even absent the Year 2000 problem. The Managing Shareholder estimates that the Trust's allocable portion of the cost of upgrades that were accelerated because of the Year 2000 problem is approximately $300.

     The Managing Shareholder has identified two major systems affecting the Trust that rely on custom-written software, the subscription/investor relations and investor distribution systems, which maintain individual investor records and effect disbursement of distributions to Investors. In late 1998, the Managing Shareholder's outside computer consultant reviewed the remediation completed for those systems and advised the Managing Shareholder that material additional work was required for these systems to work efficiently after 1999. The Managing Shareholder accordingly employed a new specialist for Year 2000 remediation of those systems and other software and for information systems support generally. The Managing Shareholder's plan calls for completion of changes to the distribution system and testing of that system by the end of the first quarter of 1999 and the Managing Shareholder believes that this effort is ahead of schedule. The plan also targets completion by the end of the second quarter of 1999 of minor changes to the elements of the subscription/investor relations system that will allow it to handle individual investors' records, and of all testing of those modifications. Elements of that system used to generate internal sales reports and other internal reports (but which do not affect investors' records) will require major remediation. Remediation of the internal report generating programs is expected to be completed by the end of the third quarter of 1999 with testing and any additional modifications to be completed no later than the end of 1999.

     The Managing Shareholder is confident that all software systems necessary to maintain investor records will be remediated and tested well before the end of 1999. If the systems used to generate internal reports from the subscription/investor relations system are not remediated by the end of 1999, the Managing Shareholder is developing a contingency plan to use the existing systems together with manual entry of data and checking of results until remediation is complete. The Managing Shareholder has done this in the past when system problems have occurred and it thus believes that there will be no material or noticeable effect on the accuracy of its records or generation of internal reports, although it may experience delays in generating internal reports of a few days.

     Some systems are being remediated using the "sliding window" technique, in which two digit years less than a threshold number are assumed to be in the 2000's and higher two digit numbers are assumed to be in the 1900's. Although this will allow compliance for several years beyond the year
2000, eventually those systems will have to be rewritten again or replaced. The Managing Shareholder expects that the ordinary course of system upgrading will eventually cure this problem.

     The Trust's share of the incremental cost for Year 2000 remediation of this custom written software and related items for 1998 and prior years is estimated at no more than $5,000 and is estimated to be not more than approximately $4,500 for 1999.

     Each of the Trust's facilities is being reviewed during the first quarter of 1999 by an outside consultant or by personnel of Ridgewood Power Management Corporation to determine if its electronic control systems contain software affected by the Year 2000 problem or contain embedded components that contain Year 2000 flaws. The Trust owns one small electric generating facility and a number of pumping equipment sets, and interests in two waste disposal facilities. These assets rely on mechanical and analog systems, many of which are not expected to be vulnerable to Year 2000 problems. The facilities use personal computers running packaged software for routine recordkeeping and data logging, which have been upgraded as described above. To date the Trust has discovered no other systems having a material impact on output, environmental compliance, recordkeeping or any other material impact that have Year 2000 concerns. The Trust's share of the estimated costs of the consultant's review and of any minor upgrades or rehabilitation is estimated at less than $25,000.

     The Managing Shareholder and its affiliates do not significantly rely on computer input from suppliers and customers and thus are not directly affected by other companies' year 2000 compliance. However, if customers' payment systems or suppliers' systems were adversely affected by year 2000 problems, the Trust could be affected. For example, if the utility that purchases the Trust's electricity output were unable to accept electricity because of system malfunctions or transmission failures caused by Year 2000 non-compliance by them or other persons, the Trust would lose revenues that could not be recouped at a later date. Similarly, if utility payment systems were to malfunction, the Trust's revenues might be delayed. Based on published reports the Trust believes that it is now very unlikely that utilities will fail to accept electricity for more than a very short time because of malfunctions caused by the Year 2000 problem. Although the Trust also believes that utility payment problems are unlikely and, if they occur, will not exceed a month or two, there can be no assurance that payments to the Trust will not be interrupted. The Trust has established a line of credit, described above at "Liquidity and Capital Resources," to cover this contingency and others. The Trust's non-utility customers are being contacted during the first quarter of 1999. The Trust anticipates that the customers will advise it that they do not anticipate that their own Year 2000 problems, if any, will interfere with taking or paying for the Trust's outputs of electricity or heat, but that they will decline to give any assurance that they will be able to do so if third persons fail to meet their obligations to those non-utility customers.

     The Trust's main supply contingency is the availability of natural gas from pipelines for fueling the Monterey electric generating plant and the irrigation pumping sets. Accordingly the Trust is exposed to a possible interruption of gas supply if year 2000 problems interfere with pipeline service. There is no reasonably available alternate source of gas and accordingly an interruption of supply would necessarily close the plant or halt the pumping sets. The Berkshire and Columbia facilities burn or process municipal trash, the supply of which is unlikely to be affected by year 2000 problems. Availability of other supplies such as spare parts and consumables may be affected by year 2000 problems; the Trust purchases these items from many different sources, no single one or group of which could have a material effect on the Trust if it or they were not Year 2000 compliant.

     Because the Trust and the Managing Shareholder are extremely small relative to the size of their material customers and suppliers and are paid or supplied using the same systems as larger companies, requests for written assurances of compliance from those customers or suppliers are not cost-effective. Instead, the Managing Shareholder is monitoring industry trends and compliance and is working to assure the Trust's continued operations. Similarly, as described above, in most cases there are no cost-effective contingency measures that can be taken against the major risks to the Trust that utilities will fail to take or fail to pay for the Trust's electricity output or that natural gas pipelines will fail to deliver gas as the result of Year 2000 problems. The Trust believes that in the event that any embedded components or other systems are found to have Year 2000 problems at its power plants it will be able to remediate them promptly and before the end of 1999. It is preparing contingency plans to operate the plants with manual or analog control systems if Year 2000 problems cannot be remediated. Because the plants are small and use simple technologies that are not dependent on computers or date-sensitive electronics, the Trust believes that it is unlikely that any of its facilities would be unable to operate because of Year 2000 problems at the facility.

     Based on its internal evaluations and the risks and contexts identified by the Commission in its rules and interpretations, the Trust believes that Year 2000 issues relating to its assets and remediation program will not have a material effect on its facilities, financial position or operations, and that the costs of addressing the Year 2000 issues will not have a material effect on its future consolidated operating results, financial condition or cash flows. However, this belief is based upon current information, and there can be no assurance that unanticipated problems will not occur or be discovered that would result in material adverse effects on the Trust.

     The Trust is unable to predict reliably what, if anything, will happen after December 31, 1999 with regard to Year 2000 problems caused by the inability of other businesses and government agencies to complete Year 2000 remediation. The Trust knows of no specific problems identified by customers or suppliers that would have a material adverse effect on the Trust.

     The reasonable worst case scenario anticipated by the Trust is that the Monterey, Berkshire and Columbia facilities will be able to operate on and after January 1, 2000 but that there may be some short-term inability of their customers to pay promptly. In that event, the Trust's revenues could be materially reduced for a temporary period and it might have to draw upon its credit line to fund operating expenses until the utility makes up any payment arrears. In addition, the Monterey and Pump Services facilities rely on natural gas pipelines for fuel. If the pipelines do not function properly because of year 2000 problems, these facilities would have to reduce or cease operations. In 1998, the Monterey and Pump Services facilities contributed approximately 58% of the Trust's revenues.



               RIDGEWOOD ELECTRIC POWER TRUST II

                         SIGNATURES
     Pursuant to the requirement of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




RIDGEWOOD ELECTRIC POWER TRUST II              Registrant


March 8, 1999        By /s/ Martin V. Quinn
Date                         Martin V. Quinn
                         Senior Vice President and
                         Chief Financial Officer
                        (signing on behalf of the
                         Registrant and as principal
                         financial officer)