Form 10-K
period 1998-12-31
RIDGEWOOD ELECTRIC POWER TRUST II
filed 1999-04-16
CIK 895993

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 1998


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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     There is no market for the Shares. The aggregate capital contributions made for the Registrant's voting Shares held by non-affiliates of the Registrant at April 9, 1999 was $23,426,700.


Exhibit Index is located on Page __.

PART I

Item 1.  Business.

Forward-looking statement advisory

     This Annual Report on Form 10-K, as with some other statements made by the Trust from time to time, has forward-looking statements. These statements discuss business trends, year 2000 remediation and other matters relating to the Trust's future results, year 2000 remediation and the business climate and are found, among other places, at Items 1(c)(3), 1(c)(4), 1(c)(6)(ii) and 7. In order to make these statements, the Trust has had to make assumptions as to the future. It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Trust in the future may be materially different from the Trust's statements here.

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

(a)  General Development of Business.

     Ridgewood Electric Power Trust II (the "Trust") was organized as a Delaware business trust on November 20, 1992 to participate in the development, construction and operation of independent power generating facilities ("Independent Power Projects" or "Projects"). Ridgewood Energy Holding Corporation ("Ridgewood Holding"), a Delaware corporation, is the Corporate Trustee of the Trust.

     The Trust sold shares of beneficial interest in the Trust ("Investor Shares")in a private placement offering (the "Offering") which ended on January 31, 1994, at which time it had raised approximately $23.5 million. Net of offering fees, commissions and expenses, the Offering provided approximately $19.4 million of net funds available for investments in the development and acquisition of Independent Power Projects. The Trust has 580 record holders of Investor Shares (the "Investors"). As described below in Item 1(c)(2), the Trust (and its subsidiaries) owns equity interests in four Independent Power Projects and a debt interest in another.


     The Trust is organized similarly to a limited partnership. Ridgewood Power Corporation (the "Managing Shareholder"), a Delaware Corporation is the Managing Shareholder of the Trust.

     In general, the Managing Shareholder has the powers of a general partner of a limited partnership. It has complete control of the day to day operation of the Trust and as to most acquisitions. The Managing Shareholder is not regularly elected by the owners of the Investor Shares (the "Investors"). The Managing Shareholder and the Independent Trustees of the Trust meet together as the Board of the Trust and take the actions that the 1940 Act requires a board of directors to take for a business development company. The Board of the Trust also provides general supervision and review of the Managing Shareholder but does not have the power to take action on its own. The Independent Trustees do not have any management or administrative powers over the Trust or its property other than as expressly authorized or required by the Declaration of Trust of the Trust (the "Declaration") or the 1940 Act.


     Ridgewood Holding is the Corporate Trustee of the Trust. The Corporate Trustee acts on the instructions of the Managing Shareholder and is not authorized to take independent discretionary action on behalf of the Trust. See
Item 10. - Directors and Executive Officers of the Registrant below for a further description of the management of the Trust.

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

(c)  Narrative Description of Business.

(1)  General Description.

     The Trust was formed to participate in the development, construction and operation of independent power projects that generate electricity or related forms of energy for sale to manufacturers, utilities and other users. The Trust also may invest in facilities related to those projects.


     The Trust has equity investments totaling approximately $10.6 million in four Projects: (i) a waste-to-energy generating facility located in Pittsfield, Massachusetts (the "Berkshire Project"); (ii) a municipal waste transfer station located in Columbia County, New York, near the Berkshire Project (the "Columbia Project"); (iii) a natural gas-fired cogeneration facility located in Monterey County, California (the "Monterey Project") and (iv) various natural gas-fueled engines used to power irrigation well pumps in Ventura County, California (the "California Pumping Project").


     The Trust also invested $3.5 million in a district cooling facility located in downtown San Diego, California, that supplies chilled water for office building central air conditioning systems (the "San Diego Project"). The Trust sold its interest in the San Diego Project in June 1997 for $6.15 million to a subsidiary of a Minnesota-based utility. A portion ($2.7 million) of the sale price is represented by an 8% secured promissory note of the buyer payable monthly through June 25, 2003.

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

     The Berkshire Project receives "tipping fees" paid by the waste suppliers based on the number of tons of waste delivered to the facility. Tipping fees paid by Pittsfield are determined under a long-term waste supply agreement which will remain in effect until November 2004. Tipping fees paid by other waste suppliers are based on the spot market (i.e., current market prices). The facility generates additional revenue by selling steam produced from the waste burning process to a nearby paper mill owned by Crane & Co., Inc. ("Crane") under a long-term contract which will remain in effect until November 2004. The Crane paper mill is currently the only facility in the United States which manufactures currency paper stock used to print United States currency (as well as currency paper stock for other governments). Crane has had an exclusive currency contract for 114 years, although the U.S. Treasury is taking steps to create a competing supplier under legislation requiring the U.S.
Government to create competition wherever possible.

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

     Ownership rights to the Berkshire Project are held under a long term lease purchase agreement and related non recourse industrial revenue bond financing agreements among the Berkshire Project, Pittsfield's industrial development authority and others. The remaining principal amount of the bonds was approximately $6.2 million at December 31, 1997. In addition, the Berkshire Project is subject to additional subordinated debt obligations of approximately $1.8 million which were issued to Vicon in connection with the acquisition of the facility.

     Distributions to the Trust from the Berkshire Project in 1998 totalled $176,000 (a 7.5% annual return based on the pre-writedown investment level), as compared to $360,000 in 1997. . Distributions from the Berkshire Project, after continuing at approximately the 1997 levels for the first six months of 1998, ceased in the third quarter of 1998. In the third quarter of 1998, EAC informed the Trust that significant and undisclosed cost overruns in the construction of an ash handling system for the Berkshire Project had depleted the Project's funds, including reserve funds for closure of a landfill and other reserves. EAC believed that Berkshire could not continue operations without significant capital injections from its two limited partners, one of whom is the Trust. EAC further advised the Trust that even if the Project were to continue operations with additional contributed capital, in that event distributions from Berkshire to the Trust would cease for an indefinite period.

     The Trust requested detailed additional information and a revised operating plan from EAC. The Trust also conducted on-site reviews by its financial and engineering personnel. In early November 1998, EAC installed a new financial team for the Project and offered to contribute additional capital to the Project. EAC has proposed to the Trust that EAC would contribute the additional capital necessary to keep the Project solvent and that the Trust would subordinate its rights to distributions from the Project until the additional capital contributed by EAC was recouped. The Trust has not agreed to the proposal and the parties are in contact with each other. The Project remains in operation but has ceased distributions to the Trust and EAC. Based on EAC's business plan and projections for the Project, the Trust does not anticipate that distributions to it from the Project will resume during 1999 and that it is unlikely that any material amounts will be received by the Trust until 2004, which is the year in which the solid waste supply agreement and the steam sales agreement expire. Accordingly, as described at Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the Trust wrote down the estimated fair value of the Project to zero as of December 31, 1998.

(ii) Columbia Project.

On August 31, 1994, the Trust entered into a partnership, B-3 Limited Partnership, with affiliates of EAC, the same firm with which the Trust participates in the Berkshire Project. The Trust made an investment of approximately $4 million into the B-3 Limited Partnership to construct a municipal waste transfer station located in Columbia County, New York.


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


     During the construction period, the Trust received interest on its investment at the rate of 12% per annum. The Columbia Project commenced operations in January 1995. The Trust is entitled to receive a cumulative priority return on the Trust investment of 18% per annum, with any shortfalls being carried forward into subsequent years. Thereafter, EAC affiliates will be entitled to receive a management fee of $175,000 escalating with inflation. Any additional cash flow will be split 50/50 between the Trust and EAC affiliates. Distributions to the Trust from the Columbia Project during 1998 totalled $250,000 (a 6.2% annual return), down from $265,000 in 1997.

     Returns at the Columbia Project have been impaired by repeated one-year extensions of the closing deadlines for some local landfills. If waste can be cheaply deposited at local landfills, there is no demand for consolidating the waste for transfer to distant sites. Further, in early 1998 a competing waste management company has announced its intention to acquire or develop a competing facility nearby, although the Trust believes that the competitor has suspended its planning for the moment. Because of the extensions and the potential competitive threat, the Trust anticipates that volume and prices at the Columbia Project will be adversely affected for the foreseeable future. See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.


(iii)  Monterey Project.


     On January 9, 1995, the Trust purchased 100% of the equity interests in the Monterey Project, which is an operating 5.5 megawatt cogeneration project located in the City of Salinas, Monterey County, California, for a cash purchase price of approximately $3.8 million plus the contribution of four engine/generator sets, valued at $1.3 million, which were owned by the Trust and cost approximately $1.6 million. The Monterey Project has been operating since 1991 and uses natural gas fired reciprocating engines to generate electricity for sale to Pacific Gas and Electric Company under a long term contract expiring in 2020 (the "Power Contract"). Thermal energy from the Monterey Project is used to provide warm water to an adjacent greenhouse under a long term contract that also terminates in 2020. For 1998, the Trust received approximately $515,000 (a 10.1% annual return), up from $784,000 for 1997 and $757,000 in 1996. The decline in distributions reflected increased maintenance costs at the Project from a periodic overhaul of the engines and a loss of revenues for the period of the overhaul.

     The Monterey Project is operated on behalf of the Trust by Ridgewood Power Management Corporation, a New Jersey Corporation ("RPMCo"). RPMCo is a service company affiliated with the Managing Shareholder, as further described at Item 10(g) - Directors and Executive Officers of the Registrant - RPMCo.


     The Monterey Project is a "Qualifying Facility" under the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"), because it is a cogeneration facility that meets PURPA standards. Historically, producers of electric power in the United States consisted of regulated utilities and of industrial users that produced electricity to satisfy their own needs. Under PURPA, Projects that are Qualifying Facilities are generally not subject to federal regulation, including the Public Utility Holding Company Act of 1935, as amended, and state regulation. Furthermore, PURPA generally requires electric utilities to purchase electricity produced by Qualifying Facilities at the utility's avoided cost of producing electricity (i.e., the incremental costs the utility would otherwise face to generate electricity itself or purchase electricity from another source). The Monterey Project sells its output to Pacific Gas & Electric Company under the long-term contract at a formula price set by the California Public Utilities Commission that approximates the utility's avoided cost. Currently, the formula consists of a fixed payment for the plant's capacity and a payment per unit of energy delivered that is tied to 85% of the cost of natural gas, the fuel used at the plant. The capacity payments vary seasonally and are significantly higher during the summer peak season.


         California implemented a competitive power market beginning April 1, 1998 in which generators will eventually auction capacity and energy output that is not committed for sale under long-term contracts. It is expected that eventually the California Public Utilities Commission will change the payment formula for many long-term contracts (including the Monterey Project's) to use the auction prices for capacity and energy output. This would have effects on the Project's revenues that are not predictable at this time but that might result in a reduction in the prices paid by Pacific Gas and Electric Company for off-peak periods.

         See Item 1(a)(3) - Project Operations below for additional information concerning a potential adverse event affecting the Project's revenues and Item 3 regarding related legal proceedings.

(iv) California  Pumping Project

In March 1995, the Trust purchased 100% of the equity interests in the California Pumping Project, which is an irrigation service Project located in Ventura County, California, for a cash purchase price of approximately $732,000. The Trust has made additional investments of $220,000 to purchase additional engines and expand the Project. The California Pumping Project has been operating since 1992 and uses natural gas fired reciprocating engines to provide power for irrigation wells which furnish water for orchards of lemon and other citrus trees. The power is purchased by local farmers and farmers' co-operatives at a price which represents a discount from the equivalent price the customers would have paid to purchase electric power. The California Pumping Project provides power equivalent to approximately 3 megawatts.

     Until October 1998, the Trust had a management contract with the prior operator of the Project. The prior operator received a fee based on the amount of pumping power provided by each engine, computed on the basis of the equivalent amount of kilowatt-hours of electricity that would have been needed to provide that amount of pumping power. Until January 1998, the Trust received all cash flow from the engines up to $.02 per equivalent kilowatt-hour for the first 3,000 kilowatt-hours per year, and $.01 per additional kilowatt-hour in that year. The operator, which is responsible for all operating costs, received the remainder. Beginning in January 1998, the Trust received one-half of revenues after deduction of a 6/10 cent per equivalent kilowatt-hour maintenance fee and costs of fuel for the engines. In October 1998 the Trust and the operator terminated the management agreement and the Trust paid the operator $105,840 to reimburse it for installation costs advanced by the operator. RPMCo has operated the project since that time and the Trust reimburses it for its costs and expenses.

     In 1998 the Project paid $12,000 to the Trust (a 1.0% annual return), down from $184,000 in 1997.


     Ridgewood Power IV owns a package of similar engines located on different sites and operated under identical terms by the same operator. The engines operate independently of each other and revenues and expenses for each Trust are segregated from those of the other.

 (v)  San Diego Project.

     On June 25, 1997 the Trust sold its entire interest in its San Diego Project to subsidiaries of NRG Energy, Inc. of Minneapolis, Minnesota ("NRG"). The San Diego Project is a district cooling system located in downtown San Diego, California, that generated and supplied chilled water through sub-street piping to approximately 10 large office buildings. The sale took the form of a sale of all of the Trust's limited partnership interest in the limited partnership that owned the Project and its interest in the general partner. The sale price was $6,200,000, of which $3,500,000 was paid in cash at the closing. The remaining $2,700,000 was paid by delivery of a secured, purchase money promissory note of the principal NRG subsidiary purchasing the Project. The note bears interest at 8% per year and is payable in equal monthly installments of principal and interest through its maturity on June 25, 2003. The note is secured by the partnership interests sold by the Trust to the NRG subsidiaries.

     NRG and its subsidiaries participating in the transaction were not affiliated with and had no material relationships with the Trust, its Managing Shareholder or their affiliates, directors, officers or associates of their directors and officers. The sales price and the terms of the acquisition were determined in arm's length negotiations between the Managing Shareholder of the Trust and NRG. In late 1997, a subsidiary of NRG and the Managing Shareholder entered into negotiations for the investment by Ridgewood Electric Power Trusts IV and V (which are also managed by the Managing Shareholder) of up to $32.5 million in up to 17 landfill-gas fueled generating plants being developed by the NRG subsidiary. No binding agreement has been reached. The Trust is not a party to the proposed transaction and will have no interest therein.

     The Trust acquired its interest in the San Diego Project on March 21, 1994, when it made an investment of approximately $2.3 million to acquire an 80% interest in the Project. The Trust made additional capital contributions, totaling approximately $1.2 million, to the Project to fund working capital and to purchase various leased equipment. The Trust was entitled to an annual cumulative preferred distribution of available cash flow attributable to the facility (after funding, operating and maintenance expenses and reserves) equal to 25% of its investment. Any additional cash flow went first to the operator of the Project until it received 20% of the annual distribution and then the remainder, if any, would go to the Trust. The operator also managed the facility on a turnkey basis for a fixed payment of $100,000 per year, terminable annually by the Trust if performance targets were not met.


     The San Diego Project has been in continuous operation since 1972 and currently sells chilled water to over 10 commercial, retail and government office buildings connected to the facility by a closed underground pipeline loop owned and used exclusively by the facility. The San Diego Project has 22 years remaining on its franchise with the City of San Diego for the continued use of the space beneath the city streets for the pipeline system. The underground pipeline loop, which is approximately 2.5 miles in length, is capable of providing chilled water to 25 customers or more in a 50 block area.

         Distributions to the Trust from the Project for the period from January 1, 1997 to June 25, 1997 (the date the Trust sold its interest in the Project) were $50,000. Distributions for all of 1996 totalled $618,000.


(vi)  Discontinued Investments

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


     The California Pumping Project sells its power to the farmers on whose land its engines are situated under contracts terminable at any time on 60 days' prior notice to the Trust. Although the Trust thus is at risk if many customers concurrently terminate contracts, as might happen if an electric utility or other supplier were to offer substantially discounted rates, the Trust believes that it is currently a competitive supplier even as California begins deregulation of electricity rates and that alternate customers can be secured in the event contracts are terminated.


     The San Diego Project sells its output to private customers under long-term contracts that have similarities to Power Contracts in that they provide for continuous sales and earnings over a sustained period of time. However, the Project may be at somewhat greater risk of default from these customers as compared to sales to utilities, which until recently had a relatively low risk of default. Further, because customers have the option of installing or continuing to operate their own air conditioning and heating equipment, and because customers often prefer to operate themselves to assure control, it can be difficult to obtain new customers.


     The major costs of a Project while in operation will be debt service (if applicable), fuel, taxes, maintenance and operating labor. The ability to reduce operating interruptions and to have a Project's capacity available at times of peak demand are critical to the profitability of a Project. Accordingly, skilled management is a major factor in the Trust's business. The Berkshire, Columbia and California Pumping Projects are managed by the development companies that were responsible for developing those Projects, as described above. Each development company also has an equity or an income interest in its Project (which at the Berkshire and Columbia Projects are subordinated to the Trust's preferred rights), which may create an additional incentive for the manager. The Trust monitors their performance using RPMCo personnel and outside consultants.

     The Trust has owned and managed the Monterey Project through a subsidiary since its acquisition in 1994. The costs of operating this Project had been wholly borne by the Trust as operating expenses and have not been borne by the Managing Shareholder. RPMCo provides operations, management, purchasing, engineering, planning and administrative services for the Projects and also assisted in managing the San Diego Project during the first six months of 1997 prior to sale. The Managing Shareholder believes that for these Projects, where RPMCo has necessary skills, having RPMCo manage the Projects benefits the Trust by creating clear responsibilities and by capturing the profit component of the management contract for the Trust.

     See Item 10 - Directors and Executive Officers of the Registrant and Item 13 - Certain Relationships and Related Transactions for further information regarding RPMCo and for the cost reimbursements received by RPMCo.

     Electricity produced by a Project is typically delivered to the purchaser through transmission lines which are built to interconnect with the utility's existing power grid. Steam produced by the Berkshire Project is conveyed directly to the user by pipeline and the energy produced by the engines in the California Pumping Project is applied directly to pumps.


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


     Generally, revenues from the sales of electric energy from a cogeneration facility will represent the most significant portion of the facility's total revenue. However, to maintain its status as a Qualifying Facility under PURPA, it is imperative that the Monterey Project continue to satisfy PURPA cogeneration requirements as to the amount of thermal products generated. See
Item 1(c)(6) - Regulatory Matters, for an explanation of these requirements.Therefore, since the Monterey Project has only two customers (the electric energy purchaser and the thermal products purchaser), loss of either of these customers would probably have a material adverse effect on the Project.


         From time to time Pacific Gas and Electric Company, the purchaser of the electricity generated at the Monterey Project, has questioned whether the Project is delivering sufficient thermal energy to its greenhouse customer to meet PURPA requirements for Qualifying Facility status and has installed metering devices to provide data. These inquiries are in large part caused by the monitoring program that Pacific Gas and Electric Company undertakes as required by the California Public Utilities Commission for data on thermal deliveries.


         The Project currently benefits from discounted natural gas rates for its fuel supply. If it is determined that the Project did not meet PURPA and California efficiency standards, the Project would be required to refund the discount to Pacific Gas and Electric Company. Further, the electric company would be able to exclude a proportionate part of its purchases of electricity from the long-term power contract and pay at substantially lower spot rates for that part of its purchases. This would require the Project to refund substantial amounts. Finally, it is possible that the Power Contract could be invalidated, which might make the Project uneconomic to operate. See Item 1(c)(4) - Trends in the Electric Utility and Independent Power Industries for further information.

         In February 1999, Pacific Gas and Electric Company notified the Trust that it had concluded that the Monterey Project had not met those requirements by an unspecified amount and on April 1, 1999 it brought legal proceedings against the Trust's subsidiary that owns the Project, as described at Item 3 Legal Proceedings. The complaint only requests that the Project refund the gas price discounts received, but an adverse decision might affect subsequent years and might also serve as the basis for an action to invalidate the Power Contract. The Trust is investigating the matter and is retaining counsel. The Trust believes that the Project has met and continues to meet the PURPA requirements and that the utility's conclusion can be supported only by improper action by the utility. In particular, the Trust believes that Pacific Gas and Electric Company has chosen a new location at which it is metering and computing efficiency standards. That location is materially different from the location at which efficiency was measured from the inception of the Project and is located at a point where efficiency measurements necessarily would be materially lower. The Trust also is investigating whether there are systemic and other problems with the utility's data. Although it is too early to estimate the precise impact of this lawsuit on the Trust, the Trust may incur material costs in defending this proceeding and other potential action by Pacific Gas and Electric Company.


     Customers  of  Projects  that   accounted  for  more  than  10%  of  annual
distributions to the Trust from operating sources in each of the last three fiscal years are:


                                           Calendar year
                                   1998          1997          1996

Crane & Co., Inc.                  18.0%         21.0%        14.8%
Pacific Gas & Electric Co.         54.0%         45.7%        31.9%


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

     Hydrocarbon fuels, such as natural gas, coal and fuel oil, have been generally available in recent years for use by Independent Power Projects, although there have been serious supply impairments for both oil and natural gas at times during the last 20 years. Market prices for natural gas, oil and, to a lesser extent, coal have fluctuated significantly over the last few years. See
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation for additional information regarding the effects of natural gas price increases on certain Projects owned by the Trust. Such fluctuations may directly inhibit the development of Projects because of the anticipated effects on Project profitability and may deter lenders to Projects or result in higher costs of financing. The Berkshire Project uses municipal wastes as fuel and the Columbia Project charges on the basis of volume of waste. The availability of spot waste (waste delivered otherwise than under contract) depends on the costs of other disposal alternatives.

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

     Compliance with environmental laws is also a material factor in the independent power industry. The Trust believes that capital expenditures for and other costs of environmental protection have not materially disadvantaged its activities relative to other competitors and will not do so in the future. The Trust currently does not anticipate that it will have to make material additional investments for environmental compliance. The process of preparing the new Title V applications for air pollution licensing of existing facilities, however, is protracted and requires modest additional expenditures for consultants. If future environmental standards require that a Project spend increased amounts for compliance, such increased expenditures could have an adverse effect on the Trust to the extent it is a holder of such Project's equity securities. See Item 1(c)(6) Business - Narrative Description of Business
- Regulatory Matters.

 (4) Trends in the Electric Utility and Independent Power Industries

         The Trust is somewhat insulated from recent deregulatory trends in the electric industry because the Monterey Project is a Qualifying Facility with a long-term formula-price Power Contract. The Power Contract now provides for rates in excess of current short-term rates for purchased power. There has been much speculation that in the course of deregulating the electric power industry, federal or state regulators or utilities would attempt to invalidate these power purchase contracts as a means of throwing some of the costs of deregulation on the owners of independent power plants.

     To date, the Federal Energy Regulatory Commission and California authorities have ruled that existing Power Contracts will not be affected by their deregulation initiatives. The regulators have so far rejected the requests of a few utilities to invalidate existing Power Contracts. Instead, most state plans for deregulation of the electric power industry treat the value of long-term Power Contracts that are above current and anticipated market prices as "stranded costs" of the utilities. The utilities are to be allowed to recover those costs during a transition period. This is typically done by imposing a transition fee or surcharge on rates that is paid to the utility. This alternative, which is being implemented in California, is likely to reduce incentives to invalidate the Monterey Project's Power Contract.

     No action has yet been taken by federal or state legislators to date to impair Independent Power Projects' existing power sales contracts, and there are federal constitutional provisions restricting actions to impair existing contracts. There can not be any assurance, however, that the rapid changes occurring in the industry and the economy as a whole would not cause regulators or legislative bodies to attempt to change the regulatory structure in ways harmful to Independent Power Projects or to attempt to impair existing contracts. In particular, some regulatory agencies have urged utilities to construe Power Contracts strictly and to police Independent Power Projects compliance with those Power Contracts vigorously.

     Predicting the consequences of any legislative or regulatory action is inherently speculative and the effects of any action proposed or effected in the future may harm or help the Trust. Because of the consistent position of the regulatory authorities to date and the other factors discussed here, the Trust believes that so long as it performs its obligations under the Monterey Project's Power Contract, it will be entitled to the benefits of the contract.


     In recent years, many electric utilities have attempted to exploit all possible means of terminating Power Contracts with independent power projects, including requests to regulatory agencies and alleging violations of even immaterial terms of the Power Contracts as justification for terminating those contracts. See the discussion at Item 1(c)(3) above as to a possibility of such action at the Monterey Project. Even if an attempt to invalidate a Power Contract were unsuccessful, the Trust might face material costs in contesting those utility actions. Other utilities have from time to time made offers to purchase and terminate Power Contracts for lump sums. The Managing Shareholder has indicated its interest in selling the Power Contract for the Monterey Project and Power Contracts for two other California cogeneration facilities owned by Ridgewood Power III, and preliminary contacts have been made with Pacific Gas and Electric Company. No negotiations have resulted.

     Finally, the Power Contract is subject to modification or rejection in the event that the utility purchaser enters bankruptcy. There can be no assurance that utility purchasers would not declare bankruptcy.

     After the Power Contract expires in 2020 or terminates for other reasons, the Monterey Project under currently anticipated conditions would be free to sell its output on the competitive electric supply market, either in spot, auction or short-term arrangements or under long-term contracts if those Power Contracts could be obtained. There is no assurance that the Project could sell its output or do so profitably. Because the Project is fueled by natural gas purchased at market prices and because the Projects is relatively small-scale, it might have cost disadvantages in competing against larger competitors that would enjoy economies of scale. The Trust is unable to anticipate whether thermal sales from cogeneration would offset any possible cost disadvantages in electric generation or whether in fact the Project would have cost disadvantages after the Power Contract ends in 2020. It is thus impossible to predict the profitability of the Project after the scheduled termination of the Power Contract. If the Power Contract were to be terminated now, the short-term rates available in California's competitive electricity market are substantially less than the costs of operation of the Monterey Project and the Project would probably be forced to close.


     The Berkshire Project's contract to supply steam terminates in 2004. Because it is normally inefficient to transport steam over long distances, the Trust believes that so long as the cost of suitable municipal waste does not substantially increase or the costs of alternate fuels does not decrease far below current levels, the Berkshire Project should be able to renew its contract at a price comparable to or lower than the cost to Crane & Co. of running its own boilers or using a new cogeneration facility. There is no assurance that the Project can do so or that the customer will be financially capable of doing so.

     The Columbia and California Pumping Projects do not have long-term contracts with any of their customers and are thus exposed to short- and long-term market fluctuations.


(5)  Competition

     The Monterey and Berkshire Projects, as described above, are not currently subject to competition because those Projects have entered into long-term agreements to sell their output at specified prices. However, the Monterey Project could be subject to future competition to market its electricity output if its Power Contract expires or is terminated because of a default or failure to pay by the purchasing utility or other purchaser; due to bankruptcy or insolvency of the purchaser; because of the failure of a Project to comply with the terms of the Power Contract; regulatory changes; or other reasons. The Monterey Project would then face significant competition to market its capacity and energy output in the newly developing competitive market in California and would face material cost pressures. The Berkshire Project may face competition after 2004 from fuel suppliers offering alternative means of providing energy and possibly from other cogeneration or waste-to-energy providers.


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

     The Columbia Project, as described above, faces competition from a national waste management company much larger than itself, from local landfill operators (if their permits to receive waste are again extended) and possibly from other local entrepreneurs. There are few barriers to entry in the waste transfer and management industry. The California Pumping Project is subject to competition from the local electric utility, which serves much of Southern California and which offers electricity at discounted rates to operate electric pumps rather than the natural gas-fueled pumps operated by the Project. As deregulation of the electricity market proceeds in California, the Project will also face competition from power marketers and independent generating companies. Barriers to entry into the electric or gas-fueled irrigation pumping industry are also low.


(6)  Regulatory Matters.

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


     The exemptions from extensive federal and state regulation afforded by PURPA to Qualifying Facilities are important to the Trust and its competitors. The Trust believes that the Monterey Project, which sells electricity to public utilities, is a Qualifying Facility. The San Diego Project, which did not ordinarily sell electricity, was also a Qualifying Facility. Maintaining the Qualified Facility status of an electric generating Project is of utmost importance to the Trust. Such status may be lost if a Project does not meet the operational requirements of PURPA, such as minimum operating efficiency standards and minimum use of thermal energy by customers of a cogeneration Project. The Trust endeavors to comply with these requirements, but there can be no assurance that a Project will maintain its Qualified Facility status. If a Project loses its Qualifying Facility status, the utility can reclaim payments it made for the Project's non-qualifying output to the extent those payments are in excess of current avoided costs (which are generally substantially below the Power Contract rates) or the Project's Power Contract can be terminated by the electric utility. In California, the state regulator has authorized a comprehensive monitoring system under which electric utilities continuously meter a Project's performance. Many California utilities, including Pacific Gas and Electric Company, the utility that purchases the Monterey Project's electric output, aggressively use this data to press for termination of Qualifying Facility status or reduction of rates payable for output, and there is an ongoing risk that the utility will assert that the Project does not qualify for any given year. As discussed above, the Trust believes that the Monterey Project has qualified and will continue to qualify. The other Projects do not sell electricity to utilities or off-site customers; therefore, they need not be Qualifying Facilities.


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

(D) Fuel Use Act. Projects may also be subject to the Fuel Use Act, which limits the ability of power producers to burn natural gas in new generation facilities unless such facilities are also coal-capable within the meaning of the Fuel Use Act. The Trust believes that the Monterey Project is coal-capable and thus qualifies for exemption from the Fuel Use Act.

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

     The Clean Air Act Amendments of 1990 contain provisions which regulate the amount of sulfur dioxide and oxides of nitrogen which may be emitted by a Project. These emissions may be a cause of "acid rain." Qualifying Facilities are currently exempt from the acid rain control program of the Clean Air Act Amendments. However, non-Qualifying Facility Projects will require "allowances" to emit sulfur dioxide after the year 2000. Under the Amendments, these allowances may be purchased from utility companies then emitting sulfur dioxide or from the Environmental Protection Agency ("EPA"). Further, an Independent Power Project subject to the requirements has a priority over utilities in obtaining allowances directly from the EPA if (a) it is a new facility or unit used to generate electricity; (b) 80% or more of its output is sold at wholesale; (c) it does not generate electricity sold to affiliates (as determined under the Holding Company Act) of the owner or operator (unless the affiliate cannot provide allowances in certain cases) and (d) it is non-recourse project-financed. The market price of an allowance cannot be predicted with certainty at this time. In recent years, supply of allowances has tended to exceed demand, primarily because of improved control technologies and the increased use of natural gas.

     The Berkshire Project is not a Qualifying Facility and does not generate electricity. However, it was operating prior to November 15, 1990 and is thus currently exempt from the requirement to obtain sulfur dioxide allowances.

     Title V of the Clean Air Act Amendments added a new permitting requirement for existing sources that requires all significant sources of air pollution to submit new applications to state agencies. Title V implementation by the states generally does not impose significant additional restrictions on the Trust's Projects, other than requirements to continually monitor certain emissions and document compliance. The permitting process is voluminous and protracted and the costs of fees for Title V applications, of testing and of engineering firms to prepare the necessary documentation have increased. The Trust believes that all of its facilities will be in compliance with Title V requirements with only minor modifications such as the installation of an additional catalytic converter on some engines.

     In July 1997 the Environmental Protection Agency adopted more stringent standards for levels of ozone and small particulate matter (particles less than 25 microns in diameter) in geographic areas. These new standards may cause some areas in which Projects are located to be classified as non-attainment areas. If so, states will be required to impose additional requirements for industries to reduce emissions. It is uncertain whether or how any reductions would be applied to small facilities such as the Trust's Projects. If reductions were required, the Trust might have to make significant capital investments to install new control technology or might have to reduce operations. In addition, many eastern states, including Massachusetts and New York, have organized in the Ozone Transport Assessment Group to require further restrictions on emissions of nitrogen oxides. The Environmental Protection Agency is considering the Group's recommendations as well as other proposals to reduce emissions of nitrogen oxides and other ozone-forming chemicals. If adopted, new regulations could required the Trust to install additional equipment to reduce those emissions or to change operations. Nitrogen oxide reductions can be difficult to achieve with add-on equipment and often require decreases in operating efficiency, both of which could cause material cost to the Trust. It is not possible at this time to estimate whether or not any potential regulatory changes would materially affect the Trust.

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

     The Trust's Projects must comply with many federal and state laws and regulations governing wastewater and stormwater discharges from the Projects. These are generally enforced by states under "NPDES" permits for point sources of discharges and by stormwater permits. Under the Clean Water Act, NPDES permits must be renewed every five years and permit limits can be reduced at that time or under re-opener clauses at any time. The Projects have not had material difficulty in complying with their permits or obtaining renewals. The Projects use closed-loop engine cooling systems which do not require large discharges of coolant except for periodic flushing to local sewer systems under permit and do not make other material discharges.

     In 1998, the Trust's Projects became subject to the reporting requirements of the Emergency Planning and Community Right-to-Know Act that require the Projects to prepare toxic release inventory release forms. These forms will list all toxic substances on site that are used in excess of threshold levels so as to allow governmental agencies and the public to learn about the presence of those substances and to assess potential hazards and hazard responses. The Trust does not anticipate that this will result in any material adverse effect on it.

     Based on current trends, the Managing Shareholder expects that environmental and land use regulation will become more stringent. The Trust and the Managing Shareholder have developed limited expertise and experience in obtaining necessary licenses, permits and approvals and may rely on co-owners of Projects. The Trust will rely upon qualified environmental consultants and environmental counsel retained by it or by Project co-owners to assist in evaluating the status of Projects regarding such matters.

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

(e)  Employees.

     The operating personnel of the Monterey and California Pumping Projects are employed by RPMCo and accordingly the Trust has no employees. The persons described below at Item 10 - Directors and Executive Officers of the Registrant serve as executive officers of the Trust and have the duties and powers usually applicable to similar officers of a Delaware corporation in carrying out the Trust business.

Item 2.  Properties.

     Pursuant to the Management Agreement between the Trust and the Managing Shareholder (described at Item 10(c) - Directors and Executive Officers of the Registrant - Management Agreement), the Managing Shareholder provides the Trust with office space at the Managing Shareholder's principal office at The Ridgewood Commons, 947 Linwood Avenue, Ridgewood, New Jersey 07450.

     The following table shows the material properties (relating to Projects) owned or leased by the Trust's subsidiaries or partnerships in which the Trust has an interest. Ownership rights to the property associated with the Berkshire Project are held under a long-term lease-purchase agreement and related non-recourse industrial revenue bond financing agreements among Pittsfield's industrial development authority and others. Upon repayment of the bonds and the satisfaction of other conditions, the partnership which operates the facility and in which the Trust owns an interest, will have the option to acquire the facility for nominal consideration. The other properties are not subject to any mortgages, liens or encumbrances. All of the Projects are described in further detail at Item 1(c)(2).




                                                                     Approximate
                                                                      Square
                                     Ownership  Ground   Approximate  Footage of      Description
                                     Interests  Lease      Acreage    Project (Actual    of
Project      Location                 in Land  Expiration   of Land  or Projected)     Project

Berkshire   Pittsfield, Massachusetts  Leased   2004          5        30,000    Waste-to energy
                                                                                 facility
Columbia    Columbia, New York         Owned     __          44        25,000    Municipal waste
                                                                                 transfer station
Monterey    Monterey, California       Leased   2020          2        10,000    Gas-fired
                                                                                 cogeneration
                                                                                 facility
Cal. Pumping Ventura County,          Leased   N/A         N/A        N/A        Natural gas fired
              California               or                                        engines powering
                                      licensed                                   irrigation pumps
                                                                                 located on various
                                                                                 farms



Item 3.  Legal Proceedings.

         On April 1, 1999, Pacific Gas and Electric Company, the purchaser of the electricity generated by the Trust's Monterey Project, sued the Trust's subsidiary that owns the Project in the Superior Court of California for the City and County of San Francisco. Pacific Gas and Electric alleged that the Project did not meet federal and state efficiency requirements and that accordingly the Project was not entitled to the benefit of discounted natural gas fuel rates allowable to qualifying cogeneration facilities. The lawsuit claimed an unspecified amount of damages. The Trust will defend the lawsuit vigorously. See also the discussion at Item 1(c)(3) above.

Item 4. Submission of Matters to a Vote of Security Holders.

     The Trust did not submit any matters to a vote of the Investors during the fourth quarter of 1998.

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


     The Managing Shareholder is considering the possibility of a combination of the Trust and five other investment programs sponsored by the Managing Shareholder (Ridgewood Electric Power Trusts I, III, IV and V and the Ridgewood Power Growth Fund) into a publicly traded entity. This would require the approval of the Investors in the Trust and the other programs after proxy solicitations complying with requirements of the Securities and Exchange Commission, compliance with the "rollup" rules of the Securities and Exchange Commission and other regulations, and a change in the federal income tax status of the Trust from a partnership (which is not subject to tax) to a corporation. The process of considering and effecting a combination, if the decision is made to do so, will be very lengthy. There is no assurance that the Managing Shareholder will recommend a combination, that the Investors of the Trust or other programs will approve it, that economic conditions or the business results of the participants will be favorable for a combination, that the combination will be effected or that the economic results of a combination, if effected, will be favorable to the Investors of the Trust or other programs.


(b)  Holders

     As of the date of this Form 10-K, there are 580 recordholders of Investor Shares.

(c)  Dividends


     The Trust made distributions as follows for the years 1997 through 1998:

                                          Year ended             Year ended
                                          December 31,           December 31,
                                             1997                   1998


Total distributions to Investors          $4,634,952             $1,412,273
Distributions per Investor Share            $ 19,692                 $6,000
Distributions to Managing Shareholder       $ 46,818                $14,265

     Distributions are made on a monthly basis. The Trust's ability to make future distributions to Investors and their timing will depend on the net cash flow of the Trust and retention of reasonable reserves as determined by the Trust to cover its anticipated expenses. See Item 7 - Management's Discussion and Analysis.


      The Trust's cash flow comes primarily from distributions from Projects. Those distributions are from cash flow of the Projects, which includes income of Projects plus funds representing depreciation and amortization charges taken by the Projects. Nevertheless, because the Projects are not consolidated with the Trust for accounting purposes, all funds received from Projects are considered to be revenue to the Trust for accounting purposes. Occasionally, distributions may also include funds derived from operating or debt service reserves or other non-cash charges against earnings. Investors should be aware that the Trust is organized to return net cash flow rather than accounting income to Investors.

Item 6.  Selected Financial Data.

     The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K.




Supplemental Information
Schedule
Selected Financial Data                          As of and for the years ended December 31,
                                  1998          1997         1996          1995          1994

Total Fund Information:
Net revenue from
 operating projects             $  953,576   $ 1,715,860    $2,371,208    $2,696,578      $916,588
Net income (loss)               (1,704,811)    3,591,765     1,970,401     2,149,184    (1,698,844)
Net assets
 (shareholders' equity)         12,132,405    15,263,754    16,353,759    16,477,149    16,760,003
Investments in Project
 development and power
 generation limited
 partnerships                  10,594,402     12,733,179    16,116,582   16,056,151      9,236,653
Note receivable                 2,140,866      2,521,001             0            0              0
Total assets                   12,747,675     15,432,434    16,466,241   16,521,944     16,791,571
Per Investor Share:
  Revenues                          4,886       $ 18,674       $10,076      $11,456         $3,894
  Expenses                         12,129          3,415         1,705        2,473         12,368
  Net income (loss)                (7,243)        15,260         8,371        9,131         (7,218)
  Net asset value                  51,544         64,848        69,639       70,158         71,345
Distributions to
 Investors                          6,000         19,692        $8,849      $10,440         $5,285



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Introduction

     The following discussion and analysis should be read in conjunction with the Trust's financial statements and the notes thereto presented elsewhere herein. The Trust's financial statements are prepared under generally accepted accounting principles applicable to business development companies. Accordingly, the Trust carries its investment in the Projects it owns at fair value and does not consolidate its financial statements with the financial statements of the Projects. Revenue is recorded by the Trust as cash distributions are declared by the Projects. Trust revenues may fluctuate from period to period depending on the operating cash flow generated by the Projects and the amount of cash retained to fund capital expenditures. Dollar amounts in this discussion are generally rounded to the nearest $1,000.

Outlook

     The U.S. electricity markets are being restructured and there is a trend away from regulated electricity systems towards deregulated, competitive market structures. California, where the Trust's Monterey Project operates, has passed new legislation that permits utility customers to choose their electricity supplier in a competitive electricity market. The Monterey Project is a "Qualified Facility" as defined under the Public Utility Regulatory Policies Act of 1978 and currently sells its electric output to a utility under a long-term contract expiring in 2021. During the term of the contract, the utility may or may not attempt to buy out the contract prior to expiration. At the end of the contract, the Monterey Project will become a merchant plant and may be able to sell the electric output at then current market prices. There can be no assurance that future market prices will be sufficient to allow the Monterey Project to operate profitably. See Item 1(c)(3) - Plant Operations for information concerning a potential challenge to the Project's Power Contract.

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

     The California Pumping Project owns irrigation well pumps in Ventura County, California which supply water to farmers. The demand for water pumped by the project varies inversely with rainfall in the area.

     Additional trends affecting the independent power industry generally are described at Item 1 - Business.

Results of Operations

Year ended December 31, 1998 compared to year ended December 31, 1997

     Total revenue decreased 73.8% to $1,150,000 in 1998 compared to $4,395,000 in 1997, primarily due to lower income from power generation projects and the absence of a $2,546,000 gain from the sale of the San Diego Project. The Project was sold in June 1997 for $6,150,000 and the Trust received $3,450,000 in cash and $2,700,000 in the form of an 8% promissory note payable over six years. In July 1997, the Trust made a special distribution to shareholders of $2,942,000.

     As summarized below, income from power generation projects decreased 44.4% to $954,000 in 1998 compared to $1,716,000 in 1997:

Project                             1998                1997
-------                             ----                ----

Monterey                          $515,000         $   784,000
Berkshire                          176,000             360,000
Columbia                           250,000             265,000
San Diego                             ---               50,000
California Pumping                  13,000             184,000
Other                                  ---              73,000
                             -------------       -------------

Total                             $954,000          $1,716,000
                                  ========          ==========-

     The decline from the Monterey Project was attributable to increased maintenance costs from a periodic overhaul of its engines and reduced revenues because of the scheduled shutdown.

     The decline in revenue at Berkshire was a result of distributions from the project ceasing in the third quarter of 1998. In the third quarter of 1998, the manager of Berkshire informed the Trust that significant cost overruns in the construction of an ash handling system for the Berkshire project had depleted Berkshire's funds, including reserve funds for closure of a landfill and other reserves. The project manager believed that Berkshire could not continue long term operations without significant capital injections from its two limited partners, one of whom is the Trust. The project manager further advised the Trust that distributions from Berkshire to the Trust would cease. The Trust's managing shareholder requested detailed additional information and a revised operating plan from the project manager and conducted on-site reviews by its financial and engineering personnel. The Trust has reviewed the short-term and long-term viability of the Berkshire project and wrote down the carrying value of the investment from $2,347,000 to zero.

     The California Pumping Project suffered from the extraordinary rainfall that occurred in California in the first half of 1998. In addition, on October 1, 1998, the Trust terminated the operating agreement with the third party manager and Ridgewood Power Management Corporation, an affiliate of the managing shareholder, began operating the project. The Trust paid $106,000 to the third party manager to terminate the operating agreement, further reducing revenues from the project.

     The Columbia Project's 1998 and 1997 operating results were consistent. Operating cash flow from the San Diego Project ended as a result of the 1997 sale of the Project, but interest income on the note was earned in the latter portion of 1997 and all of 1998. In addition, in 1997 the Trust received a $73,000 distribution from a project development limited partnership for which the Trust had previously written off its investment.

     Total expenses increased $2,054,000 (255.7%) to $2,858,000 in 1998 compared to $804,000 in 1997, primarily due to the $2,347,000 writedown of the Berkshire Project in 1998, partially offset by the 1997 writedown of $331,000 of certain electric power equipment. In 1998, the Trust recorded $7,000 of interest expense on its borrowings under its line of credit. All other 1998 Trust expenses were comparable to 1997.

Year ended December 31, 1997 compared to year ended December 31, 1996

     Total revenue increased 85.3% to $4,395,000 in 1997 compared to $2,372,000 in 1996, primarily due to the $2,546,000 gain on the sale of the San Diego Project.

     As summarized below, income from power generation projects decreased 27.6% to $1,716,000 in 1997 compared to $2,371,000 in 1996:

Project                               1997                1996
-------                               ----                ----

Monterey                       $   784,000         $    757,000
Berkshire                          360,000              352,000
Columbia                           265,000              515,000
San Diego                           50,000              618,000
California Pumping                 184,000              129,000
Other                               73,000                 ---
                             -------------       --------------

Total                           $1,716,000           $2,371,000
                                ==========           ==========

     The Monterey, Berkshire and California Pumping Projects had improved operating results in 1997. The Columbia Project's profit margin was negatively impacted due to increased competition from other waste management companies operating in the region. Operating cash flow distributions from the San Diego Project were suspended in 1997 pending the sale of the Project. In addition, the Trust received a $73,000 distribution from a project development limited partnership for which the Trust had previously written off its investment. Interest and dividend income increased to $134,000 in 1997 compared to $1,000 in 1996. Interest income increased because cash was consolidated at the Trust level in early 1997 and invested in higher yielding investment accounts.

     Total expenses increased $403,000 (100.5%) to $804,000 in 1997 compared to $401,000 in 1996, primarily due to the $331,000 write-off of certain electric power equipment. Management fee expense increased $72,000 (21.9%) to $401,000 in 1997 compared to $329,000 in 1996 because the Managing Shareholder waived certain management fees in 1996. All other 1997 Trust expenses were comparable to 1996.

Liquidity and Capital Resources

     During 1998, the Trust's operating activities generated $951,000 of cash compared to $4,857,000 of cash during 1997. The change is primarily attributable to the $3,353,000 of cash received from the sale of the San Diego Project in 1997. Cash distributions to shareholders decreased to $1,427,000 in 1998 from $4,858,000 in 1997 due to the absence of the $2,942,000 special distribution from the proceeds from the sale of the San Diego Project and decreases in the monthly cash distribution rate in 1998.

     In 1997, the Trust and Fleet Bank, N.A. (the "Bank") entered into a revolving line of credit agreement, whereby the Bank provides a three year committed line of credit facility of $750,000. Outstanding borrowings bear interest at the Bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1. The credit facility was obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders. The Trust borrowed $200,000 in August 1998, $100,000 in October 1998 and an additional $50,000 in January 1999. The current interest rate is 7.73% per year. The Trust anticipates that cash flows from operations, other financing sources and reduced distributions will be sufficient to repay these borrowings.

     Obligations of the Trust are generally limited to payment of the management fee to the Managing Shareholder, repayment of borrowings under the line of credit, payments for certain accounting and legal services to third persons and distributions to shareholders of available operating cash flow generated by the Trust's investments. The Trust's policy is to distribute as much cash as is prudent to shareholders. Accordingly, the Trust has not found it necessary to retain a material amount of working capital. The amount of working capital retained is further reduced by the availability of the line of credit facility.

The Trust anticipates that its cash flow from operations during 1999 and line of credit facility will be adequate to fund its obligations.


Year 2000 Remediation.


     The Managing Shareholder and its affiliates began year 2000 review and planning in early 1997. After initial remediation was completed, a more intensive review discovered additional issues and the Managing Shareholder began a formal remediation program in late 1997. The Managing Shareholder has assessed problems, has a written plan for remediation and is implementing the plan.

     The accounting, network and financial packages for the Ridgewood companies are basically off-the-shelf packages that will be remediated, where necessary, by obtaining patches or updated versions. The Managing Shareholder expects that updating will be complete before the end of April 1999 with ample time for implementation, testing and custom changes to some modifications made by Ridgewood to those programs. To a large extent, these software packages would have been upgraded within a three to five year time frame, even absent the Year 2000 problem. The Managing Shareholder estimates that the Trust's allocable portion of the cost of upgrades that were accelerated because of the Year 2000 problem is approximately $300.

     The Managing Shareholder has identified two major systems affecting the Trust that rely on custom-written software, the subscription/investor relations and investor distribution systems, which maintain individual investor records and effect disbursement of distributions to Investors. In late 1998, the Managing Shareholder's outside computer consultant reviewed the remediation completed for those systems and advised the Managing Shareholder that material additional work was required for these systems to work efficiently after 1999. The Managing Shareholder accordingly employed a new specialist for Year 2000 remediation of those systems and other software and for information systems support generally. Changes to the distribution system and testing of that system were completed by the end of the first quarter of 1999, on schedule. The plan also targets completion by the end of the second quarter of 1999 of minor changes to the elements of the subscription/investor relations system that will allow it to handle individual investors' records, and of all testing of those modifications. Elements of that system used to generate internal sales reports and other internal reports (but which do not affect investors' records) will require major remediation. Remediation of the internal report generating programs is expected to be completed by the end of the third quarter of 1999 with testing and any additional modifications to be completed no later than the end of 1999.

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

     Because the Trust and the Managing Shareholder are extremely small relative to the size of their material customers and suppliers and are paid or supplied using the same systems as larger companies, requests for written assurances of compliance from those customers or suppliers are not cost-effective. Instead, the Managing Shareholder is monitoring industry trends and compliance and is working to assure the Trust's continued operations. Similarly, as described above, in most cases there are no cost-effective contingency measures that can be taken against the major risks to the Trust that utilities will fail to take or fail to pay for the Trust's electricity output or that natural gas pipelines will fail to deliver gas as the result of Year 2000 problems. The Trust believes that in the event that any embedded components or other systems are found to have Year 2000 problems at its power plants it will be able to remediate them promptly and before the end of 1999. It is preparing contingency plans to operate the plants with manualor analog control systems if Year 2000 problems cannot be remediated. Becausethe plants are small and use simple technologies that are not dependent on computers or date-sensitive electronics, the Trust believes that it is unlikely that any of its facilities would be unable to operate because of Year 2000 problems at the facility.

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

     The reasonable worst case scenario anticipated by the Trust is that the Monterey, Berkshire and Columbia facilities will be able to operate on and after January 1, 2000 but that there may be some short-term inability of their customers to pay promptly. In that event, the Trust's revenues could bematerially reduced for a temporary period and it might have to draw upon its credit line to fund operating expenses until the utility makes up any payment arrears. In addition, the Monterey and Pump Services facilities rely on natural gas pipelines for fuel. If the pipelines do not function properly because of year 2000 problems, these facilities would have to reduce or cease operations. In 1998, the Monterey and Pump Services facilities contributed approximately 58% of the Trust's revenues.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Qualitative Information About Market Risk.

     The Trust's investments in financial instruments are short-term investments of working capital or excess cash. Those short-term investments are limited by its Declaration of Trust to investments in United States government and agency securities or to obligations of banks having at least $5 billion in assets. Because the Trust invests only in short-term instruments for cash management, its exposure to interest rate changes is low. The Trust has limited exposure to trade accounts receivable and believes that their carrying amounts approximate fair value.

     The Trust's primary market risk exposure is limited interest rate risk caused by fluctuations in short-term interest rates. The Trust does not anticipate any changes in its primary market risk exposure or how it intends to manage it. The Trust does not trade in market risk sensitive instruments.

     Quantitative Information About Market Risk

     This table provides information about the Trust's financial instruments that are defined by the Securities and Exchange Commission as market risk sensitive instruments. These include only short-term U.S. government and agency securities and bank obligations. The table includes principal cash flows and related weighted average interest rates by contractual maturity dates.

                                        December 31, 1998
                                      Expected Maturity Date
                                               2003
                                             (U.S. $)

Note receivable from NRG                      $ 2,140,866
  Interest rate                                     8%


Item 8.  Financial Statements and Supplementary Data.

Index to Financial Statements


Report of Independent Accountants                            F-2
Balance Sheet at December 31, 1998 and 1997                  F-3
Statement of Operations For the Three Years
  Ended December 31, 1998                                    F-4
Statement of Changes in Shareholders' Equity For
  the Three Years Ended December 31, 1998                    F-5
Statement of Cash Flows For the Three Years
  Ended December 31, 1998                                    F-6
Notes to Financial Statements                        F-7 to F-11


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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


     Neither the Trust nor the Managing Shareholder has had an independent accountant resign or decline to continue providing services since their respective inceptions and neither has dismissed an independent accountant during that period. During that period of time no new independent accountant has been engaged by the Trust or the Managing Shareholder, and the Managing Shareholder's current accountants, PricewaterhouseCoopers LLP, have been engaged by the Trust.


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

     Ridgewood Holding, which was incorporated in April 1992, is the Corporate Trustee of the Trust.

(b)  Managing Shareholder.

     Ridgewood Power Corporation was incorporated in February 1991 as a Delaware corporation for the primary purpose of acting as a managing shareholder of business trusts and as a managing general partner of limited partnerships which are organized to participate in the development, construction and ownership of Independent Power Projects. It organized the Trust and is its managing shareholder.

     Ridgewood Power Corporation also organized Ridgewood Electric Power Trust I ("Ridgewood Power I"), Ridgewood Electric Power Trust III ("Ridgewood Power III"), Ridgewood Electric Power Trust IV ("Ridgewood Power IV"), Ridgewood Electric Power Trust V ("Ridgewood Power V") and The Ridgewood Power Growth Fund (the "Growth Fund") as Delaware business trusts to participate in the independent power industry. Ridgewood Power Corporation is also their managing shareholder. The business objectives of these five trusts are similar to those of the Trust.

     The Managing Shareholder is an affiliate of Ridgewood Energy Corporation ("Ridgewood Energy"), which through its predecessor organized and operated 48 limited partnership funds and one business trust over the last 17 years (of which 25 have terminated) and which had total capital contributions in excess of $190 million. The programs operated by Ridgewood Energy have invested in oil and natural gas drilling and completion and other related activities. Other affiliates of the Managing Shareholder include Ridgewood Securities Corporation ("Ridgewood Securities"), an NASD member which has been the placement agent for the private placement offerings of the six trusts sponsored by the Managing Shareholder and the funds sponsored by Ridgewood Energy; Ridgewood Capital Corporation ("Ridgewood Capital"), which assists in offerings made by the Managing Shareholder and which is the sponsor of two privately offered venture capital funds (Ridgewood Capital Venture Partners, LLC and Ridgewood Institutional Venture Partners, LLC); and Ridgewood Power VI Corporation ("Power VI Corp."), which is a managing shareholder of the Growth Fund and RPMCo. Each of these companies are controlled by Robert E. Swanson, who is their sole manager or director. For convenience, the discussion below of the limited liability companies, all of which are recently organized, treats each of them and their corporate predecessor as a single entity.

     Robert  E.  Swanson  has  been  the  President,   sole  director  and  sole
stockholder of Ridgewood Power Corporation since its inception in February 1991.

     Set forth below is certain information concerning Mr. Swanson and other executive officers of the Managing Shareholder.

     Robert E. Swanson, age 52, has also served as President of the Trust since its inception in November 1992 and as President of RPMCo, Ridgewood Power I, Ridgewood Power III, Ridgewood Power IV, Ridgewood Power V and the Growth Fund, since their respective inceptions. Mr. Swanson has been President and registered principal of Ridgewood Securities since it was organized in 1983. He became the Chairman of the Board of Ridgewood Capital on its organization in 1998 and is the Chairman of the Board of Ridgewood Capital Venture Partners, LLC and Ridgewood Institutional Venture Partners, LLC, the two venture capital funds managed by Ridgewood Capital. In addition, he has been President and sole stockholder of Ridgewood Energy since its inception in October 1982. Prior to forming Ridgewood Energy in 1982, Mr. Swanson was a tax partner at the former New York and Los Angeles law firm of Fulop & Hardee and an officer in the Trust and Investment Division of Morgan Guaranty Trust Company. His specialty is in personal tax and financial planning, including income, estate and gift tax. Mr. Swanson is a member of the New York State and New Jersey bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

     Robert L. Gold, age 40, has served as Executive Vice President of the Managing Shareholder, RPMCo, Ridgewood Power I, the Trust, Ridgewood Power III, Ridgewood Power IV, Ridgewood Power V and the Growth Fund since their respective inceptions, with primary responsibility for marketing and acquisitions. He has been President of Ridgewood Capital since its organization in 1998 and as such he is President of Ridgewood Capital Venture Partners, LLC and Ridgewood Institutional Venture Partners, LLC. He has served as Vice President and General Counsel of Ridgewood Securities since he joined the firm in December 1987. Mr. Gold has also served as Executive Vice President of Ridgewood Energy since October 1990. He served as Vice President of Ridgewood Energy from December 1987 through September 1990. For the two years prior to joining Ridgewood Energy and Ridgewood Securities, Mr. Gold was a corporate attorney in the law firm of Cleary, Gottlieb, Steen & Hamilton in New York City where his experience included mortgage finance, mergers and acquisitions, public offerings, tender offers, and other business legal matters. Mr. Gold is a member of the New York State bar. He is a graduate of Colgate University and New York University School of Law.

     Thomas R. Brown, age 44, joined the Managing Shareholder in November 1994 as Senior Vice President and holds the same position with the Trust, RPMCo and each of the other trusts sponsored by the Managing Shareholder. He became Chief Operating Officer of the Managing Shareholder, RPMCo and the Ridgewood Power I through V trusts in October 1996, and is the Chief Operating Officer of the Growth Fund. He also is Senior Vice President of Ridgewood Capital and the two venture capital funds it manages. Mr. Brown has over 20 years' experience in the development and operation of power and industrial projects. From 1992 until joining the Managing Shareholder he was employed by Tampella Services, Inc., an affiliate of Tampella, Inc., one of the world's largest manufacturers of boilers and related equipment for the power industry. Mr. Brown was Project Manager for Tampella's Piney Creek project, a $100 million bituminous waste coal fired circulating fluidized bed power plant. Between 1990 and 1992 Mr. Brown was Deputy Project Manager at Inter-Power of Pennsylvania, where he successfully developed a 106 megawatt coal fired facility. Between 1982 and 1990 Mr. Brown was employed by Pennsylvania Electric Company, an integrated utility, as a Senior Thermal Performance Engineer. Prior to that, Mr. Brown was an Engineer with Bethlehem Steel Corporation. He has an Bachelor of Science degree in Mechanical Engineering from Pennsylvania State University and an MBA in Finance from the University of Pennsylvania. Mr. Brown satisfied all requirements to earn the Professional Engineer designation in 1985.

     Martin V. Quinn, age 51, assumed the duties of Chief Financial Officer of the Managing Shareholder, the Trust, the other four trusts organized by the Managing Shareholder and RPMCo in November 1996 under a consulting arrangement. He became a full-time officer of the Managing Shareholder and RPMCo in April 1997 and is now also Chief Financial Officer of the Growth Fund. He also is the Chief Financial Officer of Ridgewood Capital and the two venture capital funds it manages.

     Mr. Quinn has 30 years of experience in financial management and corporate mergers and acquisitions, gained with major, publicly-traded companies and an international accounting firm. He formerly served as Vice President of Finance and Chief Financial Officer of NORSTAR Energy, an energy services company, from February 1994 until June 1996. From 1991 to March 1993, Mr. Quinn was employed by Brown-Forman Corporation, a diversified consumer products company and distiller, where he was Vice President-Corporate Development. From 1981 to 1991, Mr. Quinn held various officer-level positions with NERCO, Inc., a mining and natural resource company, including Vice President- Controller and Chief Accounting Officer for his last six years and Vice President-Corporate Development. Mr. Quinn's professional qualifications include his certified public accountant qualification in New York State, membership in the American Institute of Certified Public Accountants, six years of experience with the international accounting firm of Price Waterhouse, and a Bachelor of Science degree in Accounting and Finance from the University of Scranton (1969).

     Mary Lou Olin, age 46, has served as Vice President of the Managing Shareholder, RPMCo, Ridgewood Capital, the Trust, Ridgewood Power I, Ridgewood Power III, Ridgewood Power IV, Ridgewood Power V, the Growth Fund and the two venture capital funds managed by Ridgewood Capitalsince their respective inceptions. She has also served as Vice President of Ridgewood Energy since October 1984, when she joined the firm. Her primary areas of responsibility are investor relations, communications and administration. Prior to her employment at Ridgewood Energy, Ms. Olin was a Regional Administrator at McGraw-Hill Training Systems where she was employed for two years. Prior to that, she was employed by RCA Corporation. Ms. Olin has a Bachelor of Arts degree from Queens College.


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


     The Board of the Trust (including both initial Independent Trustees) have approved the initial Management Agreement and its renewals. Each Investor consented to the terms and conditions of the initial Management Agreement by subscribing to acquire Investor Shares in the Trust. The Management Agreement will remain in effect until January 4, 2000 and year to year thereafter as long as it is approved at least annually by (i) either the Board of the Trust or a majority in interest of the Investors and (ii) a majority of the Independent Trustees. The agreement is subject to termination at any time on 60 days' prior notice by the Board, a majority in interest of the Investors or the Managing Shareholder. The agreement is subject to amendment by the parties with the approval of (i) either the Board or a majority in interest of the Investors and
(ii) a majority of the Independent Trustees.


(d) Executive Officers of the Trust.

     Pursuant to the Declaration, the Managing Shareholder has appointed officers of the Trust to act on behalf of the Trust and sign documents on behalf of the Trust as authorized by the Managing Shareholder. Mr. Swanson has been named the President of the Trust and the other executive officers of the Trust are identical to those of the Managing Shareholder.

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


     Ralph O. Hellmold, age 58, is founder, sole shareholder and President of Hellmold Associates, Inc., an investment banking firm and investment adviser specializing in working with troubled companies or their creditors to raise capital, divest businesses and restructure liabilities, whether in or outside bankruptcy. Other financial advisory services provided by Hellmold Associates, Inc. include mergers and acquisitions advice, valuations, fairness opinions and expert witness testimony. In addition to working with troubled companies or their creditors, Hellmold Associates, Inc. also acts as general partner of funds which invest in the securities of financially distressed companies.

     From 1987 to 1990, when he formed Hellmold Associates, Inc., Mr. Hellmold was a Managing Director at Prudential-Bache Capital Funding, where he served as co-head of the Corporate Finance Group, co-head of the Investment Banking Committee and head of the Financial Restructuring Group. From 1974 to 1987, Mr. Hellmold was a partner at Lehman Brothers and its successors, where he worked in the General Corporate Finance Group and co-founded the Financial Restructuring Group. Prior thereto, he was a research analyst at Lehman Brothers and at Francis I. du Pont & Company. He received his undergraduate degree magna cum laude from Harvard College and an M.B.A. from Columbia University. He is a Chartered Financial Analyst and a member of the New York Society of Security Analysts. Mr. Hellmold is the holder of one-half share in each of Ridgewood Power I and Ridgewood Power III, a shareholder of one-half Share in the Trust and a limited partner or shareholder in numerous limited partnerships and a business trust sponsored by Ridgewood Energy to invest in oil and gas development and related businesses. Mr. Hellmold is a director of Core Materials Corporation, Columbus, Ohio and of International Aircraft Investors, Torrance, California.

     Jonathan C. Kaledin, age 41, has been New York Regional Counsel of The Nature Conservancy, the international land conservation organization, since September 1995. From 1990 to June 1995, he was the Executive Director of the National Water Funding Council ("NWFC"), an advocacy and public affairs organization representing municipalities, businesses, financial institutions and others on the financial aspects of clean water infrastructure projects required by the federal Clean Water Act and the federal Safe Drinking Water Act.. Prior to running the NWFC, Mr. Kaledin practiced law in both the private and public sectors, specializing in environmental and real estate matters. Mr. Kaledin received his undergraduate degree magna cum laude from Harvard College and a law degree from New York University.


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

(f)  Section 16(a) Beneficial Ownership Reporting Compliance

     To the knowledge of the Trust, there were no violations of the reporting requirements of section 16(a) of the 1934 Act by officers and directors of the Trust in the last fiscal year.


(g)  RPMCo.

     As discussed above at Item 1 - Business, RPMCo has assumed day-to-day management responsibility for the Monterey Project, effective January 1, 1996 and operating responsibility for the Sunkist Project in October 1998 and had assumed certain responsibilities for the San Diego Project in early 1997 until its sale. Like the Managing Shareholder, RPMCo is controlled by Robert E. Swanson. It has entered into an "Operation Agreement" with certain of the Trust's subsidiaries, effective January 1, 1996, under which RPMCo, under the supervision of the Managing Shareholder, provides the management, purchasing, engineering, planning and administrative services for those Projects that were previously furnished by employees of the Trust or by unaffiliated professionals or consultants and that were borne by the Trust or Projects as operating expenses. To the extent that those services were provided by the Managing Shareholder and related directly to the operation of the Project, RPMCo charges the Trust at its cost for these services and for the Trust's allocable amount of certain overhead items. RPMCo shares space and facilities with the Managing Shareholder and its Affiliates. To the extent that common expenses can be reasonably allocated to RPMCo, the Managing Shareholder may, but is not required to, charge RPMCo at cost for the allocated amounts and such allocated amounts will be borne by the Trust and other programs. Common expenses that are not so allocated are borne by the Managing Shareholder.

     Initially, the Managing Shareholder does not anticipate charging RPMCo for the full amount of rent, utility supplies and office expenses allocable to RPMCo. As a result, both initially and on an ongoing basis the Managing
Shareholder believes that RPMCo's charges for its services to the Trust are likely to be materially less than its economic costs and the costs of engaging comparable third persons as managers. RPMCo will not receive any compensation in excess of its costs.

     Allocations of costs will be made either on the basis of identifiable direct costs, time records or in proportion to each program's investments in Projects managed by RPMCo; and allocations will be made in a manner consistent with generally accepted accounting principles.

     RPMCo will not provide any services related to the administration of the Trust, such as investment, accounting, tax, investor communication or regulatory services, nor will it participate in identifying, acquiring or disposing of Projects. RPMCo will not have the power to act in the Trust's name or to bind the Trust, which will be exercised by the Managing Shareholder or the Trust's officers, although it may be authorized to act on behalf of the subsidiaries that own Projects.

     The Operation Agreement does not have a fixed term and is terminable by RPMCo, by the Managing Shareholder or by vote of a majority of interest of Investors, on 60 days' prior notice. The Operation Agreement may be amended by agreement of the Managing Shareholder and RPMCo; however, no amendment that materially increases the obligations of the Trust or that materially decreases the obligations of RPMCo shall become effective until at least 45 days after notice of the amendment, together with the text thereof, has been given to all Investors.

     The executive officers of RPMCo are Mr. Swanson (President), Mr. Gold (Executive Vice President), Mr. Brown (Senior Vice President and Chief Operating Officer), Mr. Quinn (Senior Vice President and Chief Financial Officer) and Ms. Olin (Vice President). Douglas V. Liebschner, Vice President - Operations, is a key employee.

     Douglas V. Liebschner, age 51, joined RPMCo in June 1996 as Vice President of Operations. He has over 28 years of experience in the operation and maintenance of power plants. From 1992 until joining RPMCo, he was employed by Tampella Services, Inc., an affiliate of Tampella, Inc., one of the world's largest manufacturers of boilers and related equipment for the power industry. Mr. Liebschner was Operations Supervisor for Tampella's Piney Creek project, a $100 million bituminous waste coal fired circulating fluidized bed ("CFB") power plant. Between 1989 and 1992, he supervised operations of a waste to energy plant in Poughkeepsie, N.Y. and an anthracite-waste-coal-burning CFB in Frackville, Pa. From 1969 to 1989, Mr. Liebschner served in the U.S. Navy, retiring with the rank of Lieutenant Commander. While in the Navy, he served mainly in billets dealing with the operation, maintenance and repair of ship propulsion plants, twice serving as Chief Engineer on board U.S. Navy combatant ships. He has a Bachelor of Science degree from the U.S. Naval Academy, Annapolis, Md.


Item 11.  Executive Compensation.


     Through 1995, the executive officers of the Trust and the Managing Shareholder were compensated by Ridgewood Energy. The Trust was not charged for their compensation; the Managing Shareholder remitted a portion of the fees paid to it by the Trust to reimburse Ridgewood Energy for employment costs incurred on the Managing Shareholder's business. In 1996 and future years, the Managing Shareholder will compensate these persons without additional payments by the Trust and will be reimbursed by Ridgewood Energy for costs related to Ridgewood Energy's business. The Trust will reimburse RPMCo at allocable cost for services provided by RPMCo's employees; no such reimbursement per employee exceeded $60,000 in 1997 or 1998. Information as to the fees payable to the Managing Shareholder and certain affiliates is contained at Item 13 -- Certain Relationships and Related Transactions.


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

     The Managing Shareholder was issued one Management Share in the Trust representing the beneficial interests and management rights of the Managing Shareholder in its capacity as such (excluding its interest in the Trust attributable to Investor Shares it acquired in the offering). Additional information concerning the management rights of the Managing Shareholder is at
Item 1 - Business and at Item 10 -- Directors and Executive Officers of the Registrant. Its beneficial interest in cash distributions of the Trust and its allocable share of the Trust's net profits and net losses and other items attributable to the Management Share are described in further detail below at
Item 13 - Certain Relationships and Related Transactions.

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


     In 1998 and 1997, as stated at Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters, as well as in prior years, the Trust made distributions to the Managing Shareholder (which is a member of the Board of the Trust). In addition, the Trust and its subsidiaries paid fees and reimbursements to the Managing Shareholder and its affiliates as follows:


Fee              Paid to            1998         1997          1996         1995        1994
Management       Managing

 fee             Shareholder      $  381,594  $  401,085     $328,952     $494,000    $495,000
Cost reimburse-
 ments*          RPMCo             1,470,207   1,610,806    1,207,252            0           0
Investment       Managing

 fee             Shareholder               0           0            0            0      59,000
Placement        Ridgewood
 agent fee       Securities
 and sales       Corporation
 commissions                               0           0            0            0       4,000
Organizational,  Managing
 distribution    Shareholder
 and offering
 fee                                       0           0            0            0      149,000




* Prior to 1996, these costs were either absorbed by the Trust or by the Projects directly. These include all payroll, fuel and other expenses of operating Projects that are not operated by non-affiliated managers, and an allocation of RPMCo's overhead costs. These costs are almost exclusively paid by the Projects and do not appear in the Trust's financial statements.


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


     The management fee, payable monthly under the Management Agreement at the annual rate of 2.5% of the Trust's net asset value, began on the date the first Project was acquired and compensates the Managing Shareholder for certain management, administrative and advisory services for the Trust. Under the Declaration of Trust, the annual rate fell to 1.5% per year beginning February 1, 1999.

     In addition to the foregoing, the Trust reimbursed the Managing Shareholder at cost for expenses and fees of unaffiliated persons engaged by the Managing Shareholder for Trust business and in years before 1996 for payroll and other costs of operation of the Monterey and California Pumping Projects. In 1996 and 1997, these reimbursements were paid to RPMCo. The reimbursements to RPMCo, which do not exceed its actual costs and allocable overhead, are described at
Item 10(g) - Directors and Executive Officers of the Registrant -- RPMCo.


     Other information in response to this item is reported in response to Item 11 -- Executive Compensation, which information is incorporated by reference into this Item 13.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Financial Statements.

     See the Index to Financial Statements in Item 8 hereof.

(b) Reports on Form 8-K.


     No Forms 8-K were filed with the Commission by the Registrant during the quarter ending December 31, 1998.

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

     The Registrant is no longer a party to former Exhibits 10H through 10M because of its sale of the San Diego Project. See
Exhibits 10P-R.

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

     10P.  Partnership Interest Purchase Agreement, dated as of
            June 25, 1997, by and among the Trust, RSD Power Corp., NRG San Diego, Inc., and NRG del Coronado, Inc. Incorporated by reference to Exhibit 2.A. of the Current Report on Form 8-K of the Registrant, dated June 25, 1997. Exhibits and schedules are omitted, and a list of the omitted documents is found at page 20 of the Agreement. The Registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Partnership Interest Purchase Agreement to the Commission upon request.

     10Q. Purchase Money Promissory Note. Incorporated by reference to Exhibit 2.B. of the Current Report on Form 8-K of the Registrant, dated June 25, 1997.

     10R. Security and Pledge Agreement, dated as of June 25, 1997, by and among the Trust, RSD Power Corp., NRG San Diego, Inc., and NRG del Coronado, Inc. Incorporated by reference to Exhibit 2.C. of the Current Report on Form 8-K of the Registrant, dated June 25, 1997.



     21.   Subsidiaries of the Registrant.           Page 66

     24.   Powers of Attorney                        Page 67

     27.   Financial Data Schedule                   Page 69

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature                         Title                     Date

RIDGEWOOD ELECTRIC POWER TRUST II (Registrant)


By: /s/Robert E. Swanson    President and Chief    April 14, 1999
      Robert E. Swanson      Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/Robert E. Swanson    President and Chief    April 14, 1999
       Robert E. Swanson      Executive Officer

By: /s/Martin V. Quinn      Senior Vice President  April 14, 1999
      Martin V. Quinn      and Chief Financial Officer

By: /s/Kathleen P. McSherry   Controller           April 14, 1999
      Kathleen P. McSherry

RIDGEWOOD POWER CORPORATION  Managing Shareholder  April 14, 1999


By: /s/Robert E. Swanson    President
      Robert E. Swanson

/s/Robert E. Swanson   *    Independent Trustee    April 14, 1999
   Ralph O. Hellmold


 /s/Robert E. Swanson  *    Independent Trustee    April 14, 1999
    Jonathan C. Kaledin


*  Robert E. Swanson, as attorney-in-fact for the Independent Trustee

                        Ridgewood Electric Power Trust II

                              Financial Statements

                        December 31, 1998, 1997 and 1996

                                      -F1-

PricewaterhouseCoopers LLP
1301 Avenue of the Americas
New York, NY 10036

[Letterhead of PricewaterhouseCoopers LLP]



                        Report of Independent Accountants

  March 23, 1999

  To the Shareholders and Trustees of
  Ridgewood Electric Power Trust II


  In our opinion, the accompanying balance sheets and the related statements of operations, changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust II (the "Trust") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  As explained in Note 3, the financial statements include investments, valued at $10,594,402 and $12,733,179 (87% and 83% of shareholders' equity, respectively) as of December 31, 1998 and 1997, respectively, whose values have been estimated by management in the absence of readily ascertainable market values. We have reviewed the procedures used by management in arriving at their estimate of value and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material to the financial statements.

/s/  PricewaterhouseCoopers LLP
                                      -F2-

Ridgewood Electric Power Trust II
Balance Sheet
-------------------------------------------------------------------------

                                                        December 31,
                                             ----------------------------
                                                 1998            1997
                                             ------------    ------------

Assets:
Investments in power generation projects .   $ 10,594,402    $ 12,733,179
Cash and cash equivalents ................           --           175,818
Notes receivable from sale of investment .      2,140,866       2,521,001
Due from affiliates ......................          8,819            --
Other assets .............................          3,588           2,436
                                             ------------    ------------

         Total assets ....................   $ 12,747,675    $ 15,432,434
                                             ------------    ------------

Liabilities and Shareholders' Equity:

Liabilities:
Accounts payable and accrued expenses ....   $    100,897    $     32,186
Borrowings under line of credit facility .        300,000            --
Due to affiliates ........................        214,373         136,494
                                             ------------    ------------

         Total liabilities ...............        615,270         168,680
                                             ------------    ------------

Commitments and contingencies

Shareholders' equity:
Shareholders' equity (235.3775 shares
   issued and outstanding)
                                               12,212,324      15,312,360
Managing shareholder's accumulated deficit        (79,919)        (48,606)
                                             ------------    ------------

         Total shareholders' equity ......     12,132,405      15,263,754
                                             ------------    ------------

         Total liabilities and
           shareholders' equity ..........   $ 12,747,675    $ 15,432,434
                                             ------------    ------------





















                 See accompanying notes to financial statements.
                                      -F3-

Ridgewood Electric Power Trust II
Statement of Operations
--------------------------------------------------------------------------------

                                               Year Ended December 31,
                                   ----------------------------------------
                                       1998           1997          1996
                                   -----------    -----------   -----------

Revenue:
     Income from power
       generation projects .....   $   953,576    $ 1,715,860   $ 2,371,208
     Gain on sale of RSD
       Power Partners, L.P. ....          --        2,545,846          --
     Interest income ...........       196,480        133,770           540
                                   -----------    -----------   -----------
         Total revenue .........     1,150,056      4,395,476     2,371,748
                                   -----------    -----------   -----------



Expenses:
     Writedown of investment
       in Pittsfield Investors
       Limited Partnership .....     2,347,330           --            --
     Writedown of electric power
       equipment ...............          --          331,018          --
     Management fee ............       381,594        401,085       328,952
     Accounting and legal fees .        75,111         39,853        31,750
     Interest ..................         7,081           --            --
     Miscellaneous .............        43,751         31,755        40,645
                                   -----------    -----------   -----------
         Total expenses ........     2,854,867        803,711       401,347
                                   -----------    -----------   -----------


         Net (loss) income .....   $(1,704,811)   $ 3,591,765   $ 1,970,401
                                   -----------    -----------   -----------




























                       See accompanying notes to financial statements.

                                      -F4-

Ridgewood Electric Power Trust II
Statement of Changes in Shareholders' Equity
For the Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

                                           Managing
                        Shareholders     Shareholder        Total
                       -------------   --------------   ------------

Shareholders' equity,
  January 1, 1996 ...   $ 16,513,521    $    (36,372)   $ 16,477,149

Capital contributions         10,000            --            10,000

Cash distributions ..     (2,082,754)        (21,037)     (2,103,791)

Net income ..........      1,950,697          19,704       1,970,401
                        ------------    ------------    ------------

Shareholders' equity,
  December 31, 1996 .     16,391,464         (37,705)     16,353,759

Cash distributions ..     (4,634,952)        (46,818)     (4,681,770)

Net income ..........      3,555,848          35,917       3,591,765
                        ------------    ------------    ------------

Shareholders' equity,
  December 31, 1997 .     15,312,360      15,263,754
                                                             (48,606)

Cash distributions ..     (1,412,273)        (14,265)     (1,426,538)

Net loss ............     (1,687,763)        (17,048)     (1,704,811)
                        ------------    ------------    ------------

Shareholders' equity,
  December 31, 1998 .   $ 12,212,324    $    (79,919)   $ 12,132,405
                        ------------    ------------    ------------
























                 See accompanying notes to financial statements.

                                      -F5-

Ridgewood Electric Power Trust II
Statement of Cash Flows
--------------------------------------------------------------------------------

                                               Year Ended December 31,
                                    -----------------------------------------
                                       1998            1997           1996
                                    -----------    -----------    -----------
Cash flows from operating activities:
  Net (loss) income .............   $(1,704,811)   $ 3,591,765    $ 1,970,401
                                    -----------    -----------    -----------

  Adjustments to reconcile net
    (loss) income to cash flows
    from operating activities:
    Writedown of investment in
      Pittsfield Investors
      Limited Partnership .......     2,347,330           --             --
    Writedown of electric power
      equipment .................          --          331,018           --
    Gain on sale of RSD Power
      Partners, L.P. ............          --       (2,545,846)          --
    Proceeds from sale of
      investment in RSD Power
      Partners, L.P.,  net ......          --        3,353,121           --
    Proceeds from note receivable       380,135        178,999           --
    Investments in power
      generation projects .......      (208,553)      (123,872)       (60,431)
    Changes in assets and
      liabilities:
    (Increase) decrease in
      other assets ..............        (1,152)        16,205         14,159
    Increase in due from
      affiliates ................        (8,819)          --             --
    Increase (decrease) in
      accounts payable and
      accrued expenses ..........        68,711        (80,296)        67,687
    Increase in due to affiliates        77,879        136,494           --
                                    -----------    -----------    -----------

    Total adjustments ...........     2,655,531      1,265,823         21,415
                                    -----------    -----------    -----------

    Net cash provided
      by operating activities ...       950,720      4,857,588      1,991,816
                                    -----------    -----------    -----------
Cash flows from financing
  activities:
  Proceeds from shareholders'
    contributions ...............          --             --           10,000
  Borrowings under line of
    credit facility .............       300,000           --             --
  Cash distributions to
    shareholders ................    (1,426,538)    (4,681,770)    (2,103,791)
                                    -----------    -----------    -----------

    Net cash used in financing
      activities ................    (1,126,538)    (4,681,770)    (2,093,791)
                                    -----------    -----------    -----------

    Net (decrease) increase  in
      cash and cash equivalents .      (175,818)       175,818       (101,975)

Cash and cash equivalents,
  beginning of year .............       175,818           --          101,975
                                    -----------    -----------    -----------

Cash and cash equivalents, end
  of year .......................   $      --      $   175,818    $      --
                                    -----------    -----------    -----------

Non-cash activities:
Note received from sale of
  RSD Power Partners, L.P. ......   $      --      $ 2,700,000    $      --
                                    -----------    -----------    -----------




                 See accompanying notes to financial statements.

                                      -F6-

Ridgewood Electric Power Trust II
Notes to Financial Statements
--------------------------------------------------------------------------------


1.       Organization and Purpose

     Nature of business
     Ridgewood Electric Power Trust II (the "Trust") was formed as a Delaware business trust on November 20, 1992, by Ridgewood Energy Holding Corporation acting as the Corporate Trustee. The managing shareholder of the Trust is Ridgewood Power Corporation. The Trust began offering shares on January 4, 1993 and discontinued its offering of shares on January 31, 1994.

     The Trust was organized to invest in independent power generation facilities and in the development of these facilities. These independent power generation facilities include cogeneration facilities which produce electricity and thermal energy and other power plants that use various fuel sources (except nuclear). The power plants sell electricity and, in some cases, thermal energy to utilities and industrial users under long-term contracts.

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

     Investments in power generation projects
     The Trust holds investments in power generation projects which are stated at fair value. Due to the illiquid nature of the investments, the fair values of the investments are assumed to equal cost, unless current available information provides a basis for adjusting the carrying value of the investments.

     Revenue recognition
     Income from investments is recorded when distributions are declared. Interest income is recorded as earned.

     Cash and cash equivalents
     The Trust considers all highly liquid investments with maturities when purchased of three months or less as cash and cash equivalents.

     Due diligence costs relating to potential power project investments Costs relating to the due diligence performed on potential power project investments are initially deferred, until such time the Trust determines whether or not it will make an investment in the project. Costs relating to completed projects are capitalized and costs relating to rejected projects are expensed at the time of rejection.

     Income taxes
     No provision is made for income taxes in the accompanying financial statements as the income or losses of the Trust are passed through and included in the tax returns of the individual shareholders of the Trusts.

     Reclassification
     Certain amounts presented in prior years have been reclassified for comparative purposes.
                                      -F7-

3.       Investments in Power Generation Projects

     The Trust had the following investments in power generation and other projects:

                                                  December       December
                                                  31, 1998       31, 1997
                                                 -----------   -----------

      Pittsfield Investors Limited Partnership   $      --     $ 2,347,330
      B-3 Limited Partnership ................     4,001,843     4,001,843
      Sunnyside Cogeneration Partners, L.P. ..     5,425,020     5,432,339
      California Pumping Project .............     1,167,539       951,667
                                                 -----------   -----------
                                                 $10,594,402   $12,733,179
                                                 -----------   -----------

     The Trust's distribution income from the projects was as follows:

                                              For the Year Ended December 31,
                                           -------------------------------------
                                              1998         1997         1996
                                           ----------   ----------   ----------
Pittsfield Investors Limited Partnership   $  175,725   $  359,494   $  351,451
B-3 Limited Partnership ................      250,000      265,000      515,000
Sunnyside Cogeneration Partners, L.P. ..      515,403      784,449      757,498
California Pumping Project .............       12,448      183,623      129,179
RSD Power Partners, L.P. ...............         --         50,000      618,080
Project development limited partnerships         --         73,294         --
                                           ----------   ----------   ----------
                                           $  953,576   $1,715,860   $2,371,208
                                           ----------   ----------   ----------

     Pittsfield Investors Limited Partnership (known as the Berkshire project) On January 4, 1994, the Trust made a limited partnership investment in this partnership, which was formed to acquire an operating facility, located in Pittsfield, Massachusetts. The facility, which has been operating since 1981, burns municipal solid waste supplied by the City of Pittsfield and surrounding communities. The facility has a long-term supply agreement with the City of Pittsfield, which expires in November 2004, under which the City makes payments to the facility for receiving the waste. The facility generates additional revenue by selling steam produced from the waste burning process to a nearby paper mill under a long-term contract, which also expires in November 2004.

     In exchange for its investment, the Trust is entitled to receive annually a preferred distribution from available cash from the facility equal to 15% of its investment. In the event that in any given year available net cash flow from the project does not at least equal the amount of the preferred minimum return, the amount of such shortfall is payable on a priority basis out of any available net cash flow in subsequent years. The Trust may also be entitled to receive additional distributions from any net cash flow in excess of the 15% return on its investment. The aggregate cost of the Trust's investment in the partnership was $2,347,330. The Trust received distributions of $175,725, $359,494 and $351,451 from the project for the years ended December 31, 1998, 1997 and 1996, respectively.

     In 1998, the City of Pittsfield closed the nearby landfill to which the project had sent the ash residue from the burning of the municipal solid waste. The additional cost of transporting the ash to other landfills has significantly reduced the cash flows generated by the project. Although the project manager is actively seeking ways to enhance the project's revenue, the ability of the project to make distributions to the Trust in the future is questionable. Accordingly, in 1998 the Trust recorded a writedown of $2,347,330 to reduce the estimated fair value of the project to zero.

     B-3 Limited Partnership (known as the Columbia project) On August 31, 1994, the Trust made a limited partnership investment in this partnership, which was formed to construct and operate a municipal waste transfer station, located in Columbia County, New York. The project commenced operations in January 1995.
                                      -F8-

     In exchange for its investment, the Trust is entitled to receive annually a preferred distribution of available net cash flow from the facility equal to 18% of its investment. In the event that in any given year available net cash flow from the project does not at least equal the amount of the preferred minimum return, the amount of such shortfall is payable on a priority basis out of any available net cash flow in subsequent years. The Trust may also be entitled to receive additional distributions from any net cash flow in excess of the 18% return on its investment. The aggregate cost of the Trust's investment in the partnership was $4,001,843. The Trust received distributions of $250,000, $265,000 and $515,000 from the project for the years ended December 31, 1998, 1997 and 1996, respectively.

     Sunnyside Cogeneration Partners, L.P. (known as the Monterey project) On January 9, 1995, the Trust acquired 100% of the existing partnership interests of Sunnyside Cogeneration Partners, L.P., which owns and operates a 5.5 megawatt electric cogeneration facility, located in Monterey County, California. Electricity is sold to the Pacific Gas and Electric Company ("PG&E") under a long term contract expiring in 2020. The initial cost of the investment was $5,308,467, which consisted of $3,782,000 of cash, $226,467 of due diligence and other costs, and electric power equipment valued at $1,300,000. The aggregate cost of the Trust's investment at December 31, 1998 and 1997 was $5,425,020 and $5,432,339, respectively. The
     Trust received distributions of $515,403, $784,449 and $757,498 from the project for the years ended December 31, 1998, 1997 and 1996, respectively.

     In February 1999, PG&E notified the Monterey Project that it had concluded that the Monterey Project had not met certain thermal energy delivery requirements of a cogeneration facility. On April 1, 1999 it brought legal proceedings against the Trust's subsidiary that owns the Project. The complaint only requests that the Project refund the gas price discounts received, but an adverse decision might affect subsequent years and might also serve as the basis for an action to invalidate the Power Contract. The Trust is investigating the matter and is retaining counsel. The Trust believes that the Project has met and continues to meet the requirements and that the utility's conclusion can be supported only by improper action by the utility. In particular, the Trust believes that PG&E has chosen a new location at which it is metering and computing efficiency standards. That location is materially different from the location at which efficiency was measured from the inception of the Project and is located at a point where efficiency measurements necessarily would be materially lower. The Trust also is investigating whether there are systemic and other problems with the utility's data. Although it is too early to estimate the precise impact of this lawsuit on the Trust, the Trust may incur material costs in defending this proceeding and other potential action by Pacific Gas and Electric Company.

     California Pumping Project
     On March 31, 1995, the Trust acquired a package of natural gas and diesel engines which drive deep irrigation well pumps in Ventura County, California. The engines' shaft horsepower-hours are sold to the operator at a discount from the equivalent kilowatt hours of electricity. Prior to September 30, 1998, the project was operated by a third party manager and the Trust received a distribution of $0.02 per equivalent kilowatt up to 3,000 running hours per year and $0.01 per equivalent kilowatt for each additional running hour per year. On October 1, 1998, the Trust terminated the operating agreement with the third party manager and Ridgewood Power
     Management Corporation, an affiliate of the managing shareholder, began operating the project. The Trust paid $105,840 to the third party manager to terminate the operating agreement. The total investment in the project at December 31, 1998 and 1997 was $1,167,539 and $951,667 and the project has an equivalent of 3 megawatts of power. The operator pays for fuel, maintenance, repair and replacement. The Trust received distributions of $12,448, $183,623, and $129,179 from the project for the years ended December 31, 1998, 1997 and 1996, respectively.

     RSD Power Partners, L.P. (known as the San Diego project) On March 21, 1994, the Trust made a limited partnership investment in the partnership, which was formed to acquire an operating facility, located in San Diego, California. The facility, which has been operating since 1972, sells chilled water used in the central air conditioning of commercial, retail and government office buildings connected by a closed underground pipeline loop owned and used exclusively by the San Diego project.

     In exchange for its investment, the Trust was entitled to receive annually the greater of either 80% of net profits, as defined, from the project or a preferred minimum return of 25% on its total investment. The aggregate cost of the Trust's investment in the partnership was $3,507,275. The Trust received distributions of $50,000 and $618,080 from the project for the years ended December 31, 1997 and 1996, respectively.
                                      -F9-

     On June 25, 1997, the Trust sold its entire partnership interest in RSD Power Partners, L.P. to subsidiaries of NRG Energy, Inc. of Minneapolis, Minnesota for $6,150,000. The Trust received $3,450,000 in cash and $2,700,000 in the form of an 8% promissory note payable monthly over six years. The sale resulted in a gain of $2,545,846, after deducting transaction costs of $96,879.

     Investments in project development limited partnerships In prior years, the Trust made investments in several limited partnerships with other major participants in the power industry to provide access to investments in larger projects in which these participants would take the leading role in the acquisition or development of such projects. In 1994, the Trust wrote off its investment in these limited partnerships of $1,065,798.

     In 1997, a major participant refunded $73,294 to the Trust of its original capital investment of $101,850. The refund was recorded as income from power generating projects for the year ended December 31, 1997.

4.       Electric Power Equipment

     The Trust purchased various used electric power generation equipment to be used in potential power generation projects. The equipment was held in storage and depreciation was not recorded. In 1997, the Trust wrote-off the equipment and recorded a loss of $331,018.

5.       Line of Credit Facility

     During the fourth quarter of 1997, the Trust and its principal bank executed a revolving line of credit agreement, whereby the bank will provide a three year committed line of credit facility of $750,000. At December 31, 1997, there were no borrowings outstanding under the credit facility. In 1998, the Trust borrowed $300,000 under the credit facility. Outstanding borrowings bear interest at LIBOR plus 2.5% (7.73% at December 31, 1998). These borrowing must be repaid by July 1, 1999. The credit agreement will require the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1.

6.       Transactions With Managing Shareholder And Affiliates

     The Trust pays to the managing shareholder a distribution and offering fee in an amount up to 5% of each capital contribution made to the Trust. This fee is intended to cover legal, accounting, consulting, filing, printing, distribution, selling and closing costs for the offering of the Trust. These fees were recorded as a reduction in shareholders' capital contributions.

     The Trust also pays to the managing shareholder an investment fee of 2% of each capital contribution made to the Trust. The fee is payable to the managing shareholder for its services in investigating and evaluating investment opportunities and effecting transactions for investing the capital of the Trust.

     The Trust entered into a management agreement with the managing shareholder, under which the managing shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. As compensation to the managing shareholder, the Trust paid to the managing shareholder an annual management fee equal to 2.5% of the net asset value of the Trust payable monthly upon the closing of the Trust. For the years ended December 31, 1998, 1997 and 1996, the Trust paid management fees to the managing shareholder of $381,594, $401,085 and $328,952, respectively. Under the terms of the management agreement, the annual management fee decreases to 1.5% of the net asset value of the Trust effective February 1, 1999.

     Under the Declaration of Trust, the managing shareholder is entitled to receive each year 1% of all distributions made by the Trust (other than those derived from the disposition of Trust property) until the shareholders have been distributed in respect of the year an amount equal to 15% of their equity contribution. Thereafter, the managing shareholder is entitled to receive 20% of the
                  -F10-
     distributions for the remainder of the year. The managing shareholder is entitled to receive 1% of the proceeds from dispositions of Trust properties until the shareholders have received cumulative distributions equal to their original investment ("Payout"). After Payout, the managing shareholder is entitled to receive 20% of all remaining distributions of the Trust.

     Where permitted, in the event the managing shareholder or an affiliate performs brokering services in respect of an investment acquisition or disposition opportunity for the Trust, the managing shareholder or such affiliate may charge the Trust a brokerage fee. Such fee may not exceed 2% of the gross proceeds of any such acquisition or disposition. No such fees have been paid through December 31, 1998.

     The managing shareholder owns 1.45 shares of the Trust with a cost of $121,800. In conjunction with the offering of the Trust shares, commissions and placement fees of $248,807 were earned by Ridgewood Securities Corporation, an affiliate of the managing shareholder.

     In 1996, under an Operating Agreement with the Trust, Ridgewood Power Management Corporation ("Ridgewood Management"), an entity related to the managing shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the power generation project operated by the Trust. Ridgewood Management charges the project at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amount invested in projects managed by Ridgewood Management. During the year ended December 31, 1998, 1997 and 1996, Ridgewood Management charged Sunnyside Cogeneration Partners $119,823, $94,516 and $92,015, respectively, for overhead items allocated in proportion to the amount invested in projects managed. During the three month period ended December 31, 1998, Ridgewood Management charged the California Pumping Project $25,973 for overhead items allocated in proportion to the amount invested in projects managed. Ridgewood Management also charged Sunnyside Cogeneration Partners and the California Pumping Project for all of the remaining direct operating and non-operating expenses incurred during the periods.
                                     -F11-