Form 10-Q
period 1999-03-31
RIDGEWOOD ELECTRIC POWER TRUST II
filed 1999-05-17
CIK 895993

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1999


Commission File Number 0-21304

                        RIDGEWOOD ELECTRIC POWER TRUST II
             (Exact name of registrant as specified in its charter.)

            Delaware                                     22-3206429
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

   947 Linwood Avenue, Ridgewood, New Jersey                07450-2939
   (Address of principal executive offices                  (Zip Code)

(201) 447-9000
Registrant's telephone number, including area code:

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

Item 1. Financial Statements


                        Ridgewood Electric Power Trust II

                              Financial Statements

                                 March 31, 1999

Ridgewood Electric Power Trust II
Balance Sheet
--------------------------------------------------------------------------------


                                                   March 31,     December 31,
                                                      1999            1998
                                                   -----------  -------------
                                                   (unaudited)
Assets:

Investments in power generation projects ......   $ 10,649,584    $ 10,594,402
Notes receivable from sale of investment ......      2,041,002       2,140,866
Due from affiliates ...........................          8,819           8,819
Other assets ..................................          2,830           3,588
                                                  ------------    ------------

     Total assets .............................   $ 12,702,235    $ 12,747,675
                                                  ------------    ------------

Liabilities and Shareholders' Equity:

Accounts payable and accrued expenses .........   $    138,798    $    100,897
Borrowings under line of credit agreements ....        450,000         300,000
Due to affiliates .............................        176,322         214,373
                                                  ------------    ------------

     Total liabilities ........................        765,120         615,270
                                                  ------------    ------------

Shareholders' equity:
Shareholders' equity (235.3775 shares
  issued and outstanding) .....................     12,018,985      12,212,324
Managing shareholder's accumulated deficit ....        (81,870)        (79,919)
                                                  ------------    ------------

     Total shareholders' equity ...............     11,937,115      12,132,405
                                                  ------------    ------------

     Total liabilities and shareholders' equity   $ 12,702,235    $ 12,747,675
                                                  ------------    ------------



                 See accompanying note to financial statements.

Ridgewood Electric Power Trust II
Statement of Operations (unaudited)
--------------------------------------------------------------------------------


                                                           Three Months Ended
                                                         ----------------------
                                                          March 31,    March 31,
                                                            1999         1998
                                                         ---------     --------

Revenue:
     Income from power generation projects .........      $137,247      $236,154
     Interest income ...............................        42,855        55,422
                                                          --------      --------
          Total revenue ............................       180,102       291,576
                                                          --------      --------

Expenses:
     Management fee ................................        55,607        95,721
     Accounting and legal fees .....................        14,203        25,656
     Interest expense                                        6,013           ---
     Miscellaneous .................................        14,262        12,680
                                                          --------      --------

          Total expenses ...........................        90,085       134,057
                                                          --------      --------

         Net income ................................      $ 90,017      $157,519
                                                          --------      --------




                 See accompanying note to financial statements.

Ridgewood Electric Power Trust II
Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------

                                                      Managing
                                  Shareholders      Shareholder        Total
                                  ------------      -----------    ------------

Shareholders' equity, December
  31, 1998 ......................  $ 12,212,324    $    (79,919)   $ 12,132,405

Cash distributions ..............      (282,454)         (2,853)       (285,307)

Net income for the period .......        89,115             902          90,017
                                   ------------    ------------    ------------
Shareholders' equity, March
   31, 1999 ....................   $ 12,018,985    $    (81,870)   $ 11,937,115
                                   ------------    ------------    ------------




                  See accompanying note to financial statements

Ridgewood Electric Power Trust II
Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                Three Months Ended
                                               ----------------------
                                               March 31,    March 31,
                                                   1999       1998
                                               ---------    ---------

Cash flows from operating activities:
   Net income ..............................   $  90,017    $ 157,519
                                               ---------    ---------

   Adjustments  to  reconcile  net
     income to net cash  flows  from
     operating activities:

     Investment in power generation projects     (55,182)         ---
     Proceeds from note receivable .........      99,864       92,007
     Changes in assets and liabilities:
      Decrease (increase) in other assets ..         758
                                                                  (65)
      Increase (decrease) in accounts
        payable and accrued expenses .......      37,901      (14,331)
      Decrease (increase) in due to
        affiliates, net ....................     (38,051)      31,674)
                                               ---------    ---------

   Total adjustments .......................      45,290      109,285
                                               ---------    ---------

   Net cash provided by operating activities     135,307      266,804
                                               ---------    ---------


Cash flows from financing activities:
   Cash distributions to shareholders ......    (285,307)    (392,568)
   Borrowing under line of credit facility .     150,000         --
                                               ---------    ---------

   Net cash used in financing activities ...    (135,307)    (392,568)
                                               ---------    ---------

Net decrease in cash and cash equivalents ..        --       (125,764)

Cash and cash equivalents, beginning of year        --        175,818
                                               ---------    ---------

Cash and cash equivalents, end of period ...   $    --      $  50,054
                                               ---------    ---------


                 See accompanying note to financial statements.

Ridgewood Electric Power Trust II
Note to Financial Statements (unaudited)
--------------------------------------------------------------------------------

1. General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other manners are disclosed in Ridgewood Electric Power Trust II's financial statements included in the 1998 Annual Report on Form 10-K, which should be read in conjunction with these financial statements.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

         Quarter ended March 31, 1999 compared to quarter ended March 31, 1998

As summarized below, total revenue decreased 38.4% to $180,000 in the first quarter of 1999 compared to $292,000 in the first quarter of 1998, primarily because the Berkshire Project ceased distributions to the Trust in the third quarter of 1998 and because interest income declined.

Project                                              1999                  1998
-------                                              ----                  ----
Monterey ...............................            $137,000            $147,000
Berkshire ..............................                --                88,000
Pump Services ..........................                --                 1,000
Interest income ........................              43,000              56,000
                                                    --------            --------
Total ..................................            $180,000            $292,000
                                                    ========            ========
The Monterey project had slightly lower operating results in the first quarter of 1999 reflecting higher maintenance and repair costs. Interest income declined primarily because interest represents a smaller portion of the constant monthly payment from the note received from the sale of the San Diego project. The lower Interest income also reflects lower Trust cash balances in 1999.

The decline in revenue at Berkshire reflects the stoppage of distributions from the Project in the third quarter of 1998. Please refer to the Trust's Annual Report on Form 10-K for 1998 for an explanation of the situation at the Project.

Total expenses decreased $44,000 (32.8%) to $90,000 in the first quarter of 1999 compared to $134,000 in the same period in 1998, primarily due a decrease in the management fee. The decline in the management fee reflects both the lower net assets of the Trust resulting from the write down of the carrying value of the Berkshire project and a scheduled reduction in annual management fee percentage from 2.5% to 1.5% of net assets effective February 1, 1999. All other 1999 Trust expenses were comparable to those of 1998.

         Quarter ended March 31, 1998 compared to quarter ended March 31, 1997

As summarized below, total revenue decreased 45.2% to $291,000 in the first quarter of 1998 compared to $531,000 in the first quarter of 1997, primarily due the absence of revenues related to the Columbia project and a project development limited partnership:

Project                                               1998               1997
-------                                               ----               ----

Monterey .................................           $147,000           $136,000
Berkshire ................................             88,000             96,000
Columbia .................................               --              165,000
San Diego ................................               --               50,000
Pump Services ............................              1,000              2,000
Project development ......................               --               73,000
Interest income ..........................             56,000              9,000
                                                     --------           --------
Total ....................................           $292,000           $531,000
                                                     ========           ========

The Monterey, Berkshire and Pump Services Projects had relatively unchanged operating results in the first quarter of 1998. The Trust received $50,000 of distributions from the San Diego project in the first quarter of 1997 prior to its sale. In the first quarter of 1998, the Trust recorded $50,000 of interest income from the note that it received from the sale of the San Diego project. The Columbia Project did not make a cash distribution in the first quarter of 1998 because its profit margin was negatively impacted by increased competition from other waste management companies operating in the region. In addition, the Trust received a $73,000 distribution in the first quarter of 1997 from a project development limited partnership for which the Trust had previously written off its investment. Interest and dividend income increased to $134,000 in 1997 compared to $1,000 in 1996. Interest income increased because cash was consolidated at the Trust level in early 1997 and invested in higher yielding investment accounts.

Total expenses decreased $163,000 (45.1%) to $134,000 in the first quarter of 1998 compared to $297,000 in the same period in 1997, primarily due to the absence of a $281,000 write-off of certain electric power equipment recorded in 1997. This reduction was partially offset by $96,000 of management fees charged in the first quarter of 1998 that were not charged in the corresponding period in 1997. All other 1998 Trust expenses were comparable to 1997.

Liquidity and Capital Resources

In 1997, the Trust and Fleet Bank, N.A. (the "Bank") entered into a revolving line of credit agreement, whereby the Bank provides a three year committed line of credit facility of $750,000. Outstanding borrowings bear interest at the Bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to
1. The credit facility was obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders. Borrowing under the credit facility increased from $300,000 at December 31, 1998 to $450,000 at March 31, 1999.

In April 1999, the Managing Shareholder announced that distributions to shareholders would cease until the Trust had built up sufficient cash reserves to repay borrowing under the line of credit facility and pay legal costs associated with the proceeding with Pacific Gas and Electric Company (discussed at Legal Proceedings below).

Obligations of the Trust are generally limited to payment of the management fee to the Managing Shareholder, payments for certain accounting and legal services to third persons and distributions to shareholders of available operating cash flow generated by the Trust's investments.

The Trust anticipates that its cash flow from operations during 1999 will be adequate to fund its obligations.

Year 2000 remediation

Please refer to the Trust's disclosures at Item 7 - Management's Discussion and Analysis of its Annual Report on Form 10-K for 1998 for a discussion of year 2000 issues affecting the Trust. Since that report was filed, the only material change in the Trust's year 2000 compliance is that the changes to the Managing Shareholder's investor distribution system have been completed. Testing of those changes has been rescheduled to late May 1999 in conjunction with a regularly scheduled set of distributions. No other material changes in the Trust's remediation efforts or its plans for year 2000 compliance have occurred.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        As previously reported in the Trust's Annual Report on Form 10-K for 1998, Pacific Gas and Electric Company, the purchaser of the electricity generated by the Trust's Monterey Project, has sued the Trust's subsidiary that owns the Project in the Superior Court of California for the City and County of San Francisco. Discovery is underway.


Item 5. Other Information.

Ridgewood Power Corporation has been the managing shareholder of the Trust. It organized the Trust and acted as managing shareholder until April 1999. On or about April 20, 1999 it was merged into Ridgewood Power LLC, a New Jersey limited liability company, which thus became the Managing Shareholder of the Trust. Ridgewood Power LLC was organized in early April 1999 and has no business other than acting as the successor to Ridgewood Power Corporation. No material change in the Trust's operations or business will result from the merger.

Robert E. Swanson has been the President, sole director and sole stockholder of Ridgewood Power Corporation since its inception in February 1991 and is now the controlling member, sole manager and President of the Managing Shareholder. Mr. Swanson currently is the sole equity owner of the Managing Shareholder but is considering a transfer of 53% of the equity ownership to two family trusts. If that transfer is made, he will have the power on behalf of those trusts to vote or dispose of the membership equity interests owned by them and accordingly will continue to have sole control of the Managing Shareholder. Further, Mr. Swanson is designated as the sole manager of the Managing Shareholder in its operating agreement.

Ridgewood Power LLC is also the managing  shareholder of the other five business
trusts   organized  by  Ridgewood  Power   Corporation  to  participate  in  the
independent electric power industry.

Similarly, Ridgewood Power Management Corporation, which operates certain Projects on behalf of the Trust, was merged on or about April 20, 1999 into a new New Jersey limited liability company, Ridgewood Power Management LLC. The ownership and control of Ridgewood Power Management LLC are the same as those of Ridgewood Power LLC and its only business is to be the successor to Ridgewood Power Management Corporation. No material change in the operation of the Projects is expected as a result of that merger.


Item 6. Exhibits and Reports on Form 8-K
          a. Exhibits
                 Exhibit 27. Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             RIDGEWOOD ELECTRIC POWER TRUST II
                                        Registrant

May 17, 1999               By /s/ Martin V. Quinn
Date                              Martin V. Quinn
                                  Senior Vice President and
                                   Chief Financial Officer
                                  (signing on behalf of the
                                   Registrant and as
                                   principal financial
                                   officer)