Form 10-Q
period 1999-06-30
RIDGEWOOD ELECTRIC POWER TRUST II
filed 1999-08-16
CIK 895993

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.


                  For the quarterly period ended June 30, 1999

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

Item 1. Financial Statements


                        Ridgewood Electric Power Trust II

                              Financial Statements

                                  June 30, 1999

Ridgewood Electric Power Trust II
Balance Sheet
--------------------------------------------------------------------------------


                                               June 30,     December 31,
                                                1999            1998
                                             ------------    -----------
                                             (unaudited)
Assets:
Investments in power generation projects .   $ 10,621,932    $ 10,594,402
Cash and cash equivalents ................         24,784            --
Notes receivable from sale of investment .      1,939,126       2,140,866
Due from affiliates ......................           --             8,819
Other assets .............................          1,947           3,588
                                             ------------    ------------
     Total assets ........................   $ 12,587,789    $ 12,747,675
                                             ------------    ------------

Liabilities and Shareholders' Equity:
Accounts payable and accrued expenses ....   $     24,645    $    100,897
Borrowings under line of credit agreements        450,000         300,000
Due to affiliates ........................        162,312         214,373
                                             ------------    ------------
     Total liabilities ...................        636,957         615,270
                                             ------------    ------------
Shareholders' equity:
Shareholders' equity (235.3775 shares
  issued and outstanding) ................     12,032,567      12,212,324
Managing shareholder's accumulated deficit        (81,735)        (79,919)
                                             ------------    ------------
     Total shareholders' equity ..........     11,950,832      12,132,405
                                             ------------    ------------
     Total liabilities and shareholders'
     equity ..............................   $ 12,587,789    $ 12,747,675
                                             ------------    ------------

                 See accompanying note to financial statements.

Ridgewood Electric Power Trust II
Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                                Six Months Ended     Three Months Ended
                               -------------------   -------------------
                               June 30,   June 30,   June 30,   June 30,
                                 1999       1998      1999       1998
                               --------   --------   --------   --------
Revenue:
   Income from power
     generation projects ...   $163,818   $535,122   $ 26,571   $298,968
   Interest income .........     84,409    103,792     41,554     48,370
                               --------   --------   --------   --------
      Total revenue ........    248,227    638,914     68,125    347,338
                               --------   --------   --------   --------
Expenses:
   Accounting and legal fees     26,453     25,250     12,250       --
   Management fee ..........     55,607    191,442       --       95,721
   Interest expense ........     15,389       --        6,012       --
   Miscellaneous ...........     47,046     25,988     36,148     12,902
                               --------   --------   --------   --------
      Total expenses .......    144,495    242,680     54,410    108,623
                               --------   --------   --------   --------

Net income .................   $103,732   $396,234   $ 13,715   $238,715
                               --------   --------   --------   --------


                 See accompanying note to financial statements.

Ridgewood Electric Power Trust II
Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------

                                              Managing
                            Shareholders    Shareholder        Total
                            ------------    ------------    ------------
Shareholders' equity,
  December 31, 1998 .....   $ 12,212,324    $    (79,919)   $ 12,132,405

Cash distributions ......       (282,452)         (2,853)       (285,305)

Net income for the period        102,695           1,037         103,732
                            ------------    ------------    ------------
Shareholders' equity,
  June 30, 1999 .........   $ 12,032,567    $    (81,735)   $ 11,950,832
                            ------------    ------------    ------------

                  See accompanying note to financial statements

Ridgewood Electric Power Trust II
Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------


                                                  Six Months Ended
                                               ----------------------
                                               June 30,      June 30,
                                                 1999         1998
                                               ---------    ---------
Cash flows from operating activities:
 Net income ................................   $ 103,732    $ 396,234
                                               ---------    ---------
 Adjustments  to  reconcile  net
   income to net cash  flows  from
   operating activities:
   (Additional) return of
   investment in power
   generation projects, net ................     (27,530)      59,003
   Proceeds from note receivable ...........     201,740      186,279
   Changes in assets and liabilities:
     Decrease in due from affiliates .......       8,819       40,340
     Decrease (increase) in other assets ...       1,641         (459)
     (Decrease) increase in accounts
        payable and accrued expenses .......     (76,252)       4,592
     Decrease in due to affiliates .........     (52,061)     (77,210)
                                               ---------    ---------
              Total adjustments ............      56,357      212,545
                                               ---------    ---------
   Net cash provided by operating activities     160,089      608,779
                                               ---------    ---------
Cash flows from financing activities:
  Cash distributions to shareholders .......    (285,305)    (784,597)
  Borrowing under line of credit facility ..     150,000         --
                                               ---------    ---------
    Net cash used in financing activities ..    (135,305)    (784,597)
                                               ---------    ---------

Net decrease in cash and cash equivalents ..      24,784     (175,818)

Cash and cash equivalents, beginning of year        --        175,818
                                               ---------    ---------
Cash and cash equivalents, end of period ...   $  24,784    $    --
                                               ---------    ---------

                 See accompanying note to financial statements.

Ridgewood Electric Power Trust II
Note to Financial Statements (unaudited)
--------------------------------------------------------------------------------

1. General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other manners are disclosed in Ridgewood Electric Power Trust II's financial statements included in the 1998 Annual Report on Form 10-K, which should be read in conjunction with these financial statements. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

Results of Operations

As summarized below, total revenue decreased 61.2% to $248,000 in the first six months of 1999 compared to $639,000 in the same period in 1998, primarily because of lower distributions from the Monterey, Berkshire and Columbia projects. Revenue also decreased 80.4% to $68,000 in the second quarter of 1999 compared to $347,000 in the same period in 1998.

                Six months ended June 30,   Three months ended June 30,
                -------------------------   ---------------------------
Project             1999       1998              1999       1998
                  --------   --------          --------   --------

Monterey ......   $137,000   $252,000          $   --     $105,000
Berkshire .....       --      176,000              --       88,000
Columbia ......       --      100,000              --      100,000
Pump Services .     27,000      7,000            26,000      6,000
Interest income     84,000    104,000            42,000     48,000
                  --------   --------          --------   --------
Total .........   $248,000   $639,000          $ 68,000   $347,000
                  ========   ========          ========   ========

The Monterey project did not make distributions to the Trust in the second quarter of 1999 because of costs associated with scheduled major engine maintenance and legal costs associated with the proceedings with Pacific Gas & Electric Company (see Legal Proceedings below).

The decline in revenue at Berkshire reflects the stoppage of distributions from the Project in the third quarter of 1998. Please refer to the Trust's Annual Report on Form 10-K for 1998 for an explanation of the situation at the Project.

The decline in revenues from Columbia reflects the timing of distributions from the project. Distributions are expected to increase in the summer and fall when the facility receives increased throughput from the disposal of construction and demolition material.

The increase in distributions from the Pump Services investment reflects the return to a normal level of pumping activity in 1999 from the low level in the prior year. The low level of 1998 irrigation pumping was a result of the significant El Nino rainfall in Orange County.

Interest income declined primarily because interest represents a smaller portion of the constant monthly payment from the note received from the sale of the San Diego project in 1997.

Total expenses decreased $44,000 (59.6%) to $54,000 in the second quarter of 1999 compared to $109,000 in the same period in 1998, primarily due the absence of the management fee. Due to the decline in distributions from the Monterey and Berkshire projects, the managing shareholder waived its management fee beginning in April, 1999. The decline in total expenses from $243,000 in the first six months of 1998 to $144,000 in the same period in 1999 also reflects the lower management fee.

Liquidity and Capital Resources

In 1997, the Trust and Fleet Bank, N.A. (the "Bank") entered into a revolving line of credit agreement, whereby the Bank provides a three year committed line of credit facility of $750,000. Outstanding borrowings bear interest at the Bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to
1. The credit facility was obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders. Borrowing under the credit facility increased from $300,000 at December 31, 1998 to $450,000 at June 30, 1999.

In April 1999, the Managing Shareholder announced that distributions to shareholders would cease until the Trust had built up sufficient cash reserves to repay borrowing under the line of credit facility and pay legal costs associated with the proceeding with Pacific Gas and Electric Company.

Obligations of the Trust are generally limited to payment of the management fee to the Managing Shareholder, payments for certain accounting and legal services to third persons and distributions to shareholders of available operating cash flow generated by the Trust's investments.

The Trust anticipates that its cash flow from operations during 1999 will be adequate to fund its obligations.

Year 2000 remediation

Please refer to the Trust's disclosures at Item 7 - Management's Discussion and Analysis of its Annual Report on Form 10-K for 1998 for a discussion of year 2000 issues affecting the Trust. Since that report was filed, the only material change in the Trust's year 2000 compliance is that the changes to the Managing Shareholder's investor distribution system have been completed. No material changes in the Trust's remediation efforts or its plans for year 2000 compliance have occurred.

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






                       RIDGEWOOD ELECTRIC POWER TRUST II
                                   Registrant

August 13, 1999                 By /s/ Martin V. Quinn
Date                                Martin V. Quinn
                                    Senior Vice  President  and Chief  Financial
                                    Officer (signing on behalf of the Registrant
                                    and as principal financial officer)