Form 10-Q
period 1999-09-30
RIDGEWOOD ELECTRIC POWER TRUST II
filed 1999-11-12
CIK 895993

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.


                For the quarterly period ended September 30, 1999

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

Item 1. Financial Statements













                        Ridgewood Electric Power Trust II

                              Financial Statements

                               September 30, 1999

Ridgewood Electric Power Trust II
Balance Sheet
--------------------------------------------------------------------------------


                                                 September 30,    December 31,
                                                       1999           1998
                                                  ------------    ------------
                                                   (unaudited)
Assets:

Investments in power generation projects ......   $ 10,605,822    $ 10,594,402
Cash and cash equivalents .....................         72,153            --
Note receivable from sale of investment .......      1,835,201       2,140,866
Due from affiliates ...........................           --             8,819
Other assets ..................................          2,273           3,588
                                                  ------------    ------------

     Total assets .............................   $ 12,515,449    $ 12,747,675
                                                  ------------    ------------


Liabilities and Shareholders' Equity:

Accounts payable and accrued expenses .........   $     35,463    $    100,897
Borrowings under line of credit agreements ....           --           300,000
Due to affiliates .............................        461,053         214,373
                                                  ------------    ------------

     Total liabilities ........................        496,516         615,270
                                                  ------------    ------------

Shareholders' equity:
Shareholders' equity (235.3775
 shares issued and outstanding) ...............     12,099,987      12,212,324
Managing shareholder's accumulated deficit ....        (81,054)        (79,919)
                                                  ------------    ------------

     Total shareholders' equity ...............     12,018,933      12,132,405
                                                  ------------    ------------

     Total liabilities and shareholders' equity   $ 12,515,449    $ 12,747,675
                                                  ------------    ------------

















                 See accompanying note to financial statements.

Ridgewood Electric Power Trust II
Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                                Nine Months Ended    Three Months Ended
                               -------------------   ------------------
                                  September 30,        September 30,
                                 1999       1998       1999      1998
                               --------   --------   --------   -------
Revenue:
   Income from power
     generation projects       $221,702   $742,004   $ 57,884   $206,882
   Interest income .........    123,722    151,209     39,313     47,417
                               --------   --------   --------   --------
      Total revenue ........    345,424    893,213     97,197    254,299
                               --------   --------   --------   --------

Expenses:
   Accounting and legal fees     38,972     49,140     12,519     23,889
   Management fee ..........     55,607    287,163       --       95,721
   Interest expense ........     24,094       --        8,705       --
   Miscellaneous ...........     54,918     39,880      7,872     13,893
                               --------   --------   --------   --------
      Total expenses .......    173,591    376,183     29,096    133,503
                               --------   --------   --------   --------

Net income .................   $171,833   $517,030   $ 68,101    120,796
                               --------   --------   --------   --------
















                 See accompanying note to financial statements.

Ridgewood Electric Power Trust II
Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------

                                              Managing
                            Shareholders    Shareholder       Total
                            ------------    ------------    ------------

Shareholders' equity,
 December 31, 1998 ......   $ 12,212,324    $    (79,919)   $ 12,132,405

Cash distributions ......       (282,452)         (2,853)       (285,305)

Net income for the period        170,115           1,718         171,833
                            ------------    ------------    ------------

Shareholders' equity,
 September 30, 1999 .....   $ 12,099,987    $    (81,054)   $ 12,018,933
                            ------------    ------------    ------------






































                  See accompanying note to financial statements

Ridgewood Electric Power Trust II
Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------


                                                     Nine Months Ended
                                                 --------------------------
                                                September 30,   September 30,
                                                    1999            1998
                                                 -----------    -----------

Cash flows from operating activities:
Net income ...................................   $   171,833    $   517,030
                                                 -----------    -----------
Adjustments  to  reconcile  net  income
 to net cash  flows  from  operating
 activities:
 Additional investment in power generation
  projects, net ..............................       (11,420)       (28,285)
 Proceeds from note receivable ...............       305,665        282,241
 Changes in assets and liabilities:
  Decrease in due from affiliates ............         8,819           --
  Decrease (increase) in other assets ........         1,315         (1,090)
  (Decrease) increase in accounts payable
   and accrued expenses ......................       (65,434)        80,025
  Increase (decrease) in due to affiliates ...       246,680        (84,507)
                                                 -----------    -----------

     Total adjustments .......................       485,625        248,384
                                                 -----------    -----------

     Net cash provided by operating activities       657,458        765,414
                                                 -----------    -----------

Cash flows from financing activities:
Cash distributions to shareholders ...........      (285,305)    (1,141,232)
Repayments under line of credit facility .....      (450,000)          --
Borrowings under line of credit facility .....       150,000        200,000
                                                 -----------    -----------

     Net cash used in financing activities ...      (585,305)      (941,232)
                                                 -----------    -----------

Net increase (decrease) in cash and
 cash equivalents ............................        72,153       (175,818)

Cash and cash equivalents, beginning of year .          --          175,818
                                                 -----------    -----------

Cash and cash equivalents, end of period .....   $    72,153    $      --
                                                 -----------    -----------














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


Results of Operations

As summarized below, total revenue decreased 61.4% to $345,000 in the first nine months of 1999 compared from $893,000 in the same period in 1998, primarily because of lower distributions from the Monterey, Berkshire and Columbia projects. Revenue also decreased 61.8% to $97,000 in the third quarter of 1999 from $254,000 in the same period in 1998.

The primary source of revenue to the Trust is distributions made by each project to the Trust, as shown in the table below. These amounts do not necessarily reflect earnings or cash flow of the projects because of capital expenditures, reserves for future obligations, working capital requirements and other items which are accounted for at the project level.

                  Nine months ended      Three months ended
                      September 30,         September 30,
                    1998       1998       1999       1998
                  --------   --------   --------   --------
Project
Monterey ......   $167,000   $389,000   $ 31,000   $132,000
Berkshire .....       --      176,000       --         --
Columbia ......       --      100,000       --         --
Pump Services .     54,000     77,000     27,000     75,000
Interest income   124 ,000    151,000     39,000     47,000
                  --------   --------   --------   --------

Total .........   $345,000   $893,000   $ 97,000   $254,000
                  ========   ========   ========   ========

The Monterey project's reduced distributions to the Trust in 1999 reflect the costs associated with scheduled major engine maintenance and legal costs associated with the proceedings with Pacific Gas & Electric Company (see Legal Proceedings below).

The decline in revenue at Berkshire reflects the stoppage of distributions from the Project in the third quarter of 1998. Please refer to the Trust's Annual Report on Form 10-K for 1998 for an explanation of the situation at the Project.

The decline in revenues from Columbia reflects the timing of distributions from the project. Distributions are expected to increase in the fall when the facility receives increased throughput from the disposal of construction and demolition material.

The reduced distributions from the Pump Services investment are a result of increased fuel costs in 1999.

Interest income declined primarily because interest represents a smaller portion of the constant monthly payment from the note received from the sale of the San Diego project in 1997.

Total expenses decreased from $134,000 in the third quarter of 1998 to $29,000 for the third quarter of 1999, a $105,000 (78.4%) reduction. This reflects a $111,000 waiver of the management fee by the Managing Shareholder for the second and third quarters of 1999. Beginning in April 1999, the Managing Shareholder began waiving the management fee on a month-to-month basis because of the decline in distributions from the Monterey and Berkshire projects. The Managing Shareholder may begin charging the fee at any time but has no current plans to do so.


Liquidity and Capital Resources

In 1997, the Trust and Fleet Bank, N.A. (the "Bank") entered into a revolving line of credit agreement, whereby the Bank provides a three year committed line of credit facility of $750,000. Outstanding borrowings bear interest at the Bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to
1. The credit facility was obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders. Borrowing under the credit facility increased from $300,000 at December 31, 1998 to $450,000 during the third quarter of 1999. In September 1999, the Trust repaid the entire amount of the borrowing. In November 1999, the Trust borrowed $400,000 under the credit facility.

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

Year 2000 remediation

Please refer to the Trust's disclosures in its Annual Report on Form 10-K for the year ended December 31, 1998, at "Item 7 - Management's Discussion and Analysis," for a discussion of year 2000 issues affecting the Trust. In October 1999, the Managing Shareholder completed its year 2000 remediation program after having successfully tested and implemented all necessary changes to its software, including the subscription/investor relations systems and all subsystems used for preparing internal reports. Costs of remediation did not materially exceed the estimated amounts.

The Trust's projects have been reviewed by an outside consultant and by personnel from RPMCo, who determined that the project's electronic control systems do not contain software affected by the Year 2000 problem and do not contain embedded components that contain Year 2000 flaws.

No other material changes to the risks to the Trust described in its Annual Report on Form 10-K have occurred. The reasonable worst case scenario anticipated by the Trust continues to be that the Monterey, Berkshire and Columbia facilities will be able to operate on and after January 1, 2000 but that there may be some short-term inability of their customers to pay promptly. In that event, the Trust's revenues could be materially reduced for a temporary period and it might have to draw upon its credit line to fund operating expenses until the utility makes up any payment arrears. In addition, the Monterey and Pump Services facilities rely on natural gas pipelines for fuel. If the pipelines do not function properly because of year 2000 problems, these facilities would have to reduce or cease operations.

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

The subject matter of the case is a claim that the Monterey Project is not entitled to preferential rates for intrastate transportation of the natural gas it buys and burns. The Trust believes that the amount in question is less than $250,000 and has offered to pay the appropriate amount. Pacific Gas and Electric Company has rejected the offer and has stated that it intends to use the case as a means to obtain information to petition for a cancellation of the Project's power purchase agreement on the grounds that the Project does not meet federal efficiency standards for qualifying facilities. The Trust believes that it can show that it is in compliance with federal efficiency standards and it will vigorously oppose Pacific Gas and Electric Company's abusive tactics.

Discovery is underway and a trial date of July 2000 has been tentatively set.

Item 5. Other Information.

Mr. Swanson has transferred 54% of the equity interest in the Managing Shareholder to family trusts. He has sole dispositive and voting power over the equity interest transferred to each trust and accordingly continues to be the beneficial owner as defined in Rule 13d-3 of all of the equity interest in the Managing Shareholder.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       RIDGEWOOD ELECTRIC POWER TRUST II
                                   Registrant

November 11, 1999                   By /s/ Martin V. Quinn
Date                                Martin V. Quinn
                                    Senior Vice  President  and Chief  Financial
                                    Officer (signing on behalf of the Registrant
                                    and as principal financial officer)