Form 10-K
period 1999-12-31
RIDGEWOOD ELECTRIC POWER TRUST II
filed 2000-03-30
CIK 895993

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

                         Commission file number 0-21304

                       RIDGEWOOD ELECTRIC POWER TRUST II
             (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                 22-3206429
  (State or Other Jurisdiction            (I.R.S. Employer Identification No.)
of Incorporation or Organization)

c/o Ridgewood Power LLC, 947 Linwood Avenue, Ridgewood, New Jersey  07450
 (Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone Number, including Area Code:  (201) 447-9000

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:

Shares of Beneficial Interest (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     There is no market for the Shares. The aggregate capital contributions made for the Registrant's voting Shares held by non-affiliates of the Registrant at March 30, 2000 was $23,426,700.

Exhibit Index is located on Page __.

PART I

Item 1.  Business.

Forward-looking statement advisory

     This Annual Report on Form 10-K, as with some other statements made by the Trust from time to time, has forward-looking statements. These statements discuss business trends and other matters relating to the Trust's future results, year 2000 remediation and the business climate and are found, among other places, at Items 1(c)(3), 1(c)(4), 1(c)(6)(ii) and 7. In order to make these statements, the Trust has had to make assumptions as to the future. It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Trust in the future may be materially different from the Trust's statements here.

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

     The Trust sold shares of beneficial interest in the Trust ("Investor Shares")in a private placement offering (the "Offering") which ended on January 31, 1994, at which time it had raised approximately $23.5 million. Net of offering fees, commissions and expenses, the Offering provided approximately $19.4 million of net funds available for investments in the development and acquisition of Independent Power Projects. The Trust has 478 record holders of Investor Shares (the "Investors"). As described below in Item 1(c)(2), the Trust (and its subsidiaries) owns equity interests in four Independent Power Projects and a debt interest in another.

     The Trust is organized similarly to a limited partnership. Ridgewood Power LLC (the "Managing Shareholder"), a Delaware limited liability company, is the Managing Shareholder of the Trust. For information about the merger of the prior Managing Shareholder, Ridgewood Power Corporation, into Ridgewood Power LLC, see
Item 10(b) - Directors and Executive Officers of the Registrant - Managing Shareholder.

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

The following chart summarizes some of these relationships.

 Ridgewood Electric Power Trust II and certain affiliates
(some entities and relationships omitted)

              Robert E. Swanson         Family trusts
                         x                  x (Mr. Swanson has
 Sole manager            x                  x  sole voting and
 Chief executive officer x                  x  investment power)
 Owner of 46% of equity  x                  x Owners of 54% of equity
        _________________X__________________X______________________________
       x             x                x        x            x             x
       x             x                x        x            x             x
       x             x                x        x            x             x
Ridgewood   Ridgewood Power   Ridgewood    Ridgewood    Ridgewood   Ridgewood
Securities   Management LLC   Power LLC    Energy       Power VI     Capital
Corporation                                Holding        LLC       Management
                                          Corporation                  LLC

             Operates power                Corporate                  Manager
Placement    plants for five  Managing     Trustee       Co-Managing  of two
agent        power trusts     Shareholder  for all      Shareholder   venture
("Ridgewood    ("RPMCo")       of six      six trusts    (dormant)    capital
 Securities")                  trusts          x          of the     funds &
                            ("Ridgewood        x        Growth Fund   marketing
                               Power")         x     ("Power VI Co")  affiliate
                                  x            x                x   ("Ridgewood
                                  x            x                x     Capital")
                                  x            x                x         x
    ______________________________x____________x_____________   x         x
    x           x          x           x            x        x  x         x
    x           x          x           x            x        x  x         x
Ridgewood   Ridgewood   Ridgewood   Ridgewood   Ridgewood  The Ridgewood  x
Electric    Electric    Electric    Electric    Electric   Power Growth   x
Power Trust Power Trust Power Trust Power Trust Power Trust   Fund        x
    I          II         III          IV           V         (the        x
("Power I") (the "Trust") ("Power   ("Power IV") ("Power V") " Growth     x
                           III")                                Fund")    x
                                                                          x
                                          ________________________________X__
                                          x                                  x
                                          x                                  x
                                        Ridgewood Capital    Ridgewood Capital
                                        Venture Partners     Venture Partners II

                                              (the "Venture Capital Funds")

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

     The Trust has made equity investments totaling approximately $10.6 million in four Projects: (i) a waste-to-energy generating facility located in Pittsfield, Massachusetts (the "Berkshire Project"); (ii) a municipal waste transfer station located in Columbia County, New York, near the Berkshire Project (the "Columbia Project"); (iii) a natural gas-fired cogeneration facility located in Monterey County, California (the "Monterey Project") and
(iv) various natural gas-fueled engines used to power irrigation well pumps in Ventura County, California (the "California Pumping Project").

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

     Distributions from the Berkshire Project, after continuing at approximately the 1997 levels for the first six months of 1998, ceased in the third quarter of 1998 and have not resumed. In the third quarter of 1998, Energy Answers Corporation ("EAC") informed the Trust that significant and undisclosed cost overruns in the construction of an ash handling system for the Berkshire Project had depleted the Project's funds, including reserve funds for closure of a landfill and other cash reserves. EAC believed that Berkshire could not continue operations without significant capital injections from its two limited partners, one of whom is the Trust. EAC further advised the Trust that even if the Project were to continue operations with additional contributed capital, in that event distributions from Berkshire to the Trust would cease for an indefinite period. In large part this would result from the 1998 closure of the Pittsfield landfill, which forced the Project to transport ash to a distant landfill site.

         The Trust requested detailed additional information and a revised operating plan from EAC. The Trust also conducted on-site reviews by its financial and engineering personnel. In early November 1998, EAC installed a new financial team for the Project and contributed additional capital to the Project. EAC has proposed to the Trust that EAC would contribute the additional capital necessary to keep the Project solvent and that the Trust would subordinate its rights to distributions from the Project until the additional capital contributed by EAC was recouped. The Trust has not agreed to the proposal.

     The Project remains in operation but has ceased distributions to the Trust and EAC. Based on EAC's business plan and projections for the Project and also on higher costs for transporting the Project's unprocessed ash to distant landfills rather than the Pittsfield landfill, it is unlikely that any material amounts will be received by the Trust until 2004, which is the year in which the solid waste supply agreement and the steam sales agreement expire. Accordingly, as described at Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, the Trust wrote down the estimated fair value of the Project to zero as of December 31, 1998.

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

     The Trust's partners in the Berkshire Project are subsidiaries of EAC. EAC made an equity investment of approximately $1.3 million in the Berkshire Partnership and also serves as manager and operator of the facility.

     The investment structure afforded the Trust a preferred 15% annual return on its investment plus a potential share of any additional cash flow. More specifically, the Trust is entitled to an annual preferred distribution of available cash flow, representing revenue from the Berkshire Project, (after funding debt service, debt service reserves and operating and maintenance expenses) in an amount equal to 15% of its investment. In the event that distributions are insufficient to pay the 15% preferred distribution in any given year, the shortfall will be payable out of distributions, if any, in subsequent years. After the Trust has received its 15% preferred distribution in any given year, EAC is entitled to an annual management fee for operating and managing the facility in an amount equal to $300,000, escalating with inflation. After these initial distributions have been made, the Trust is entitled to receive an additional amount equal to 5% of its investment and then EAC is entitled to receive an additional amount equal to 10% of the amount previously distributed to it. Any remaining distributable cash flow for the year will be shared equally by the Trust and EAC.

     Ownership rights to the Berkshire Project are held under a long term lease purchase agreement and related non recourse industrial revenue bond financing agreements among the Berkshire Project, Pittsfield's industrial development authority and others. The remaining principal amount of the bonds was approximately $3,200,000 at December 31, 1999. In addition, the Berkshire Project is subject to additional subordinated debt obligations of approximately $850,000 which were issued to Vicon in connection with the acquisition of the facility.

     No distributions to the Trust were made from the Berkshire Project in 1999. Distributions to the Trust from the Project in 1998 totalled $176,000 (a 7.5% annual return based on the pre-writedown investment level).

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

     During the construction period, the Trust received interest on its investment at the rate of 12% per annum. The Columbia Project commenced operations in January 1995. The Trust is entitled to receive a cumulative priority return on the Trust investment of 18% per annum, with any shortfalls being carried forward into subsequent years. Thereafter, EAC affiliates will be entitled to receive a management fee of $175,000 escalating with inflation. Any additional cash flow will be split 50/50 between the Trust and EAC affiliates. Distributions to the Trust from the Columbia Project during 1999 totalled $100,000 (a 2.5% annual return), down from $250,000 (a 6.2% annual return) in 1998.

     Returns at the Columbia Project have been impaired by repeated one-year extensions of the closing deadlines for some local landfills. If waste can be cheaply deposited at local landfills, there is less demand for consolidating the waste for transfer to distant sites. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

(iii)  Monterey Project.

     On January 9, 1995, the Trust purchased 100% of the equity interests in the Monterey Project, which is an operating 5.5 megawatt cogeneration project located in the City of Salinas, Monterey County, California, for a cash purchase price of approximately $3.8 million plus the contribution of four engine/generator sets, valued at $1.3 million, which were owned by the Trust and cost approximately $1.6 million. The Monterey Project has been operating since 1991 and uses natural gas fired reciprocating engines to generate electricity for sale to Pacific Gas and Electric Company under a long term contract expiring in 2020 (the "Power Contract"). Thermal energy from the Monterey Project is used to provide warm water to an adjacent greenhouse under a long term contract that also terminates in 2020. In 1999, the Monterey Project made no distributions to the Trust because of the costs of the lawsuit by Pacific Gas & Electric Company described below at Item 3 - Litigation. For 1998, the Trust received approximately $515,000 (a 10.1% annual return).

     The Monterey Project is operated on behalf of the Trust by Ridgewood Power Management LLC, a New Jersey limited liability company ("RPMCo"). RPMCo is a service company affiliated with the Managing Shareholder, as further described at Item 10(g) - Directors and Executive Officers of the Registrant RPMCo.

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

     California implemented a competitive power market beginning April 1, 1998, in which generators will eventually auction capacity and energy output that is not committed for sale under long-term contracts. It is expected that eventually the California Public Utilities Commission will change the payment formula for many long-term contracts (including the Monterey Project's) to use the auction prices for capacity and energy output. This would have effects on the Project's revenues that are not predictable at this time but that might result in a reduction in the prices paid by Pacific Gas and Electric Company for off-peak periods.

         See Item 1(a)(3) - Project Operations and Item 3 - Legal Proceedings below for additional information concerning the potential adverse effect of the Pacific Gas & Electric Company litigation.

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

     Until October 1998, the Trust had a management contract with the prior operator of the Project. The prior operator received a fee based on the amount of pumping power provided by each engine, computed on the basis of the equivalent amount of kilowatt-hours of electricity that would have been needed to provide that amount of pumping power. Until January 1998, the Trust received all cash flow from the engines up to $.02 per equivalent kilowatt-hour for the first 3,000 kilowatt-hours per year, and $.01 per additional kilowatt-hour in that year. The operator, which is responsible for all operating costs, received the remainder. Beginning in January 1998, the Trust received one-half of revenues after deduction of a 6/10 cent per equivalent kilowatt-hour maintenance fee and costs of fuel for the engines. In October 1998, the Trust and the operator terminated the management agreement and the Project paid the operator $105,840 to reimburse it for installation costs advanced by the operator. RPMCo has operated the project since that time and the Trust reimburses it for its costs and expenses.

     In 1999 the Project paid $32,000 to the Trust (a 2.9% annual return), up from $12,000 in 1998 (a 1.1% annual return).

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

     Principal payments on the note to the Trust in 1999 were $411,685 as compared to $380,135 in 1998.

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

     The major costs of a Project while in operation will be debt service (if applicable), fuel, taxes, maintenance and operating labor. The ability to reduce operating interruptions and to have a Project's capacity available at times of peak demand are critical to the profitability of a Project. Accordingly, skilled management is a major factor in the Trust's business. The Berkshire, and Columbia Projects are managed by the development companies that were responsible for developing those Projects, as described above. Each development company also has an equity or an income interest in its Project (which at the Berkshire and Columbia Projects are subordinated to the Trust's preferred rights), which may create an additional incentive for the manager. The Trust monitors their performance using RPMCo personnel and outside consultants.

     The Trust has owned and managed the Monterey Project through a subsidiary since its acquisition in 1994. The costs of operating this Project had been wholly borne by the Trust as operating expenses and have not been borne by the Managing Shareholder. Since January 1996, RPMCo has provided operations, management, purchasing, engineering, planning and administrative services for the Monterey and California Pumping Projects and it also assisted in managing the San Diego Project during the first six months of 1997 prior to sale. The Managing Shareholder believes that for these Projects, where RPMCo has necessary skills, having RPMCo manage the Projects benefits the Trust by creating clear responsibilities and by capturing the profit component of the management contract for the Trust.

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

     Generally, revenues from the sales of electric energy from a cogeneration facility will represent the most significant portion of the facility's total revenue. However, to maintain its status as a Qualifying Facility under PURPA, it is imperative that the Monterey Project continue to satisfy PURPA cogeneration requirements as to the amount of thermal products generated. See
Item 1(c)(6) - Regulatory Matters, for an explanation of these requirements. Therefore, since the Monterey Project has only two customers (the electric energy purchaser and the thermal products purchaser), loss of either of these customers would have a material adverse effect on the Project.

         From time to time since 1992 Pacific Gas and Electric Company, the purchaser of the electricity generated at the Monterey Project, has questioned whether the Project is delivering sufficient thermal energy to its greenhouse customer to meet PURPA efficiency requirements for Qualifying Facility status and has installed metering devices to provide data. These inquiries are in large part based on data from the monitoring program that Pacific Gas and Electric Company undertakes as required by the California Public Utilities Commission for data on thermal deliveries.

         In February 1999, Pacific Gas and Electric Company notified the Trust that it had concluded that the Monterey Project had not met those efficiency requirements by an unspecified amount and on April 1, 1999 it brought legal proceedings in California state court against the Trust's subsidiary that owns the Project, as described at Item 3 - Legal Proceedings. The complaint only requested that the Project refund the gas price discounts received from 1991 to 1998, but an adverse decision might affect subsequent years and might also serve as the basis for an action to invalidate the Power Contract.

     The Trust has vigorously defended the lawsuit and expects that the legal proceedings will be moved to the Federal Energy Regulatory Commission in Washington, D.C., which can issue a definitive ruling on the Power Contract. After an exhaustive investigation, the Trust believes that the Project has met and continues to meet the PURPA requirements and that Pacific Gas and Electric Company is relying on an incorrect legal theory and incorrect data. In particular, the Trust believes that Pacific Gas and Electric Company has chosen the wrong location for metering and computing efficiency standards. That location is materially different from the location at which efficiency was measured from the inception of the Project and is located at a point where efficiency measurements necessarily would be materially lower. The Trust also believes that the utility's gas meter was out of adjustment during 1998. The Trust has incurred over $350,000 in defending this proceeding and preparing for action before FERC and expects that legal expenses for 2000 will be comparable. The legal expenses are being paid by the Trust's subsidiary that owns the Monterey Project and accordingly they do not appear on the Trust's financial statements.

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

Customers of Projects that accounted for more than 10% of annual distributions to the Trust from operating sources in each of the last three fiscal years are:

                             Calendar year
                                   1999         1998          1997

Crane & Co., Inc.                   0.0%         18.0%         21.0%
Pacific Gas & Electric Co.          0.0%*        54.0%         45.7%

* All of the $326,000 of net cash flow earned by the Monterey Project in 1999 was retained to defray legal expenses.

         In 1999, all distributions received by the Trust from Projects came from the Columbia and California Pumping Projects, each of which has many customers. No one customer accounted for 10% or more of the total $132,000 received by the Trust.

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

     Hydrocarbon fuels, such as natural gas, coal and fuel oil, have been generally available in recent years for use by Independent Power Projects, although there have been serious supply impairments for both oil and natural gas at times during the last 20 years. Market prices for natural gas, oil and, to a lesser extent, coal have fluctuated significantly over the last few years. [See
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation for additional information regarding the effects of natural gas price increases on certain Projects owned by the Trust.] Such fluctuations may directly inhibit the development of Projects because of the anticipated effects on Project profitability and may deter lenders to Projects or result in higher costs of financing. The Berkshire Project uses municipal wastes as fuel and the Columbia Project charges on the basis of volume of waste. The availability of spot waste (waste delivered otherwise than under contract) depends on the costs of other disposal alternatives.

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

     To date, the Federal Energy Regulatory Commission and California authorities have ruled that existing Power Contracts will not be affected by their deregulation initiatives. The regulators have so far rejected the requests of a few utilities to invalidate existing Power Contracts. Instead, most state plans for deregulation of the electric power industry treat the value of long-term Power Contracts that are above current and anticipated market prices as "stranded costs" of the utilities. The utilities are to be allowed to recover those costs during a transition period. This is typically done by imposing a transition fee or surcharge on rates that is paid to the utility. This alternative has been implemented in California.

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

     In recent years, many electric utilities have attempted to exploit all possible means of terminating Power Contracts with independent power projects, including requests to regulatory agencies and alleging violations of the Power Contracts as justification for terminating those contracts. Pacific Gas and Electric Company is attempting to do that at the Monterey Project. Even if an attempt to invalidate a Power Contract were unsuccessful, the Trust is likely to face material costs in contesting those utility actions. Other utilities have from time to time made offers to purchase and terminate Power Contracts for lump sums. The Managing Shareholder has indicated its interest in selling the Power Contract for the Monterey Project and Power Contracts for two other California cogeneration facilities owned by Ridgewood Power III, and preliminary contacts have been made with Pacific Gas and Electric Company. No negotiations have resulted and none are expected unless the Monterey Project legal actions are resolved in the Trust's favor.

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

     Title V of the Clean Air Act Amendments added a new permitting requirement for existing sources that requires all significant sources of air pollution to submit new applications to state agencies. Title V implementation by the states generally does not impose significant additional restrictions on the Trust's Projects, other than requirements to continually monitor certain emissions and document compliance. The permitting process is voluminous and protracted and the costs of fees for Title V applications, of testing and of engineering firms to prepare the necessary documentation have increased. [The Trust has filed a Title V application for the Monterey Project and has been informed that the operator of the Berkshire Project has done so.] No Title V filing is required for the California Pumping Project or the Columbia Project. The Trust believes that all of its facilities will be in compliance with Title V requirements with only minor modifications such as the installation of an additional catalytic converter on some engines.

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

     The Trust's Monterey, Berkshire and Columbia Projects are subject to the reporting requirements of the Emergency Planning and Community Right-to-Know Act that require the Projects to prepare toxic release inventory release forms. These forms list all toxic substances on site that are used in excess of threshold levels so as to allow governmental agencies and the public to learn about the presence of those substances and to assess potential hazards and hazard responses. The Trust does not anticipate that this will result in any material adverse effect on it.

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

     On February  27,  1993,  the Trust  notified  the  Securities  and Exchange
Commission (the "Commission") of its election to be a "business development company" and registered its Shares under the 1934 Act. On April 29, 1993, the election and registration became effective. As a "business development company," the Trust is a closed-end company (defined by the 1940 Act as a company that does not offer for sale or have outstanding any redeemable security) that is regulated under the 1940 Act only as a business development company. The act contains prohibitions and restrictions on transactions between business development companies and their affiliates as defined in that act, and requires that a majority of the board of the company be persons other than "interested persons" as defined in the act. The board of the Trust is comprised of Ridgewood Power and three individuals, Ralph O. Hellmold, Jonathan C. Kaledin and Joseph Ferrante, Jr., who also serve as independent trustees of Ridgewood Electric Power Trust III, and who are Independent Panel Members for Ridgewood Electric Power Trust V but who are not otherwise affiliated with the Trust, Ridgewood Power or any of their affiliates. See Item 10 - Directors and Executive Officers of the Registrant.

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

                                                                    Approximate
                                                                     Square
                       Ownership  Ground  Approximate  Footage of   Description
                       Interests  Lease    Acreage    Project(Actual   of
Project      Location   in Land  Expiration of Land  or Projected)   Project

Berkshire   Pittsfield,
             Massachusetts  Leased  2004      5      30,000    Waste-to energy
                                                                  facility
Columbia    Columbia,
             New York       Owned   N/A      44       25,000    Municipal waste
                                                               transfer station
Monterey    Monterey,
             California     Leased  2020      2       10,000    Gas-fired
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

         On April 1, 1999, Pacific Gas and Electric Company, the purchaser of the electricity generated by the Trust's Monterey Project, sued the Trust's subsidiary that owns the Project in the Superior Court of California for the City and County of San Francisco. Pacific Gas and Electric alleged that the Project did not meet federal and state efficiency requirements and that accordingly the Project was not entitled to the benefit of discounted natural gas fuel rates allowable to qualifying cogeneration facilities. The lawsuit claimed an unspecified amount of damages. The Trust has defended the lawsuit vigorously and discovery is underway. A tentative trial date of July 2000 has been set.

         The California lawsuit technically is limited to the question of whether the Monterey Project is entitled to natural gas transportation discounts that the Trust believes are less than $20,000 per year. In July 1999, the Trust offered to forego the discounts and return past discounts received rather than incur the expense of litigation Pacific Gas and Electric Company refused. The Trust believes that Pacific Gas and Electric Company wished to proceed with the litigation to deplete the Trust's resources and obtain evidence for use in a proceeding at FERC.

         In February 2000, Pacific Gas and Electric Company in fact offered to dismiss the California lawsuit without prejudice, provided that it could use the evidence in a proceeding at FERC in which Pacific Gas and Electric Company would claim that the Monterey Project is not a Qualifying Facility. The parties are currently negotiating the terms of a dismissal of the California lawsuit and the Trust expects that proceedings at FERC will begin shortly. A description of the potential issues at FERC and the possible effects on the Monterey Project is included at Item 1(c)(3) above.

     On December 31, 1998 the Trust, through subsidiaries, filed a legal complaint in the Superior Court of California for Monterey County against Waukesha-Pierce, Inc. and subsidiaries, alleging that the subsidiaries had not disclosed the existence of an obligation of the Monterey Project to Pacific Gas and Electric Company and therefore breached a warranty in the acquisition agreement. The claim was for approximately $273,000 plus interest and expenses. Waukesha-Pierce, Inc. was included in the proceeding as a contractual guarantor. On January 17, 1999, a separate action against Waukesha-Pierce, Inc. was filed by the Trust's subsidiaries in the United States District Court for the Northern District of Texas to enforce the guaranty. The parties agreed to dismiss the Texas case without prejudice before material proceedings resulted. The California case was settled in March 2000; Waukesha-Pierce Inc. agreed to pay the Project $175,000 and to cooperate with the Project in the potential FERC proceedings involving the Monterey Project and the Trust agreed to cooperate with Waukesha-Pierce in releasing funds due from PG&E to Waukesha-Pierce.

     Item 4. Submission of Matters to a Vote of Security Holders. The Trust did not submit any matters to a vote of the Investors during the fourth quarter of 1999.

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

(b)  Holders

     As of the date of this Form 10-K, there are 482 record holders of Investor Shares.

(c)  Dividends

     The Trust made distributions as follows for the years 1998 and 1999:

                                          Year ended             Year ended
                                          December 31,           December 31,
                                             1998                   1999

Total distributions to Investors           $1,412,273             $282,456
Distributions per Investor Share           $    6,000             $  1,200
Distributions to Managing Shareholder      $   14,265             $  2,853

     The Trust suspended distributions in April 1999 to create a reserve at the Monterey Project level for the costs of the Monterey Project legal proceedings. The Managing Shareholder has announced its intention to resume limited distributions from the Trust beginning in April 2000 and to continue them on a quarterly basis in July,and October and January. The anticipated distribution rate for 2000 is 4% annually. The Trust's ability to make future distributions to Investors and their timing will depend on the net cash flow of the Trust, the expenses of the legal proceedings for the Monterey Project and retention of reasonable reserves as determined by the Trust to cover its anticipated expenses. See Item 7 Management's Discussion and Analysis.

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

Item 6.  Selected Financial Data.

     The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K.

Supplemental Information Schedule

Selected Financial Data         As of and for the years ended December 31,
                             1999      1998       1997      1996        1995
Total Fund Information:
Net revenue from
 operating projects     $   131,859 $  953,576 $1,715,860 $2,371,208 $2,696,578
Net income (loss)            94,608 (1,704,811) 3,591,765  1,970,401  2,149,184
Net assets
 (shareholders' equity)  11,941,704 12,132,405 15,263,754 16,353,759 16,477,149
Investments in Project
 development and power
 generation limited
 partnerships            10,274,790 10,594,402 12,733,179 16,116,582 16,056,151
Note receivable           1,729,181  2,140,866  2,521,001          0          0
Total assets             12,544,818 12,747,675 15,432,434 16,466,241 16,521,944
Per Investor Share:
  Revenues                  $   560    $ 4,051   $  7,289    $10,074    $11,456
  Expenses                      849     12,129      3,415      1,705      2,473
  Net income (loss)             402     (7,243)    15,260      8,371      9,131
  Net asset value            51,082     51,884     65,054     69,639     70,158
Distributions per
  Investor Share             $1,200    $ 6,000    $19,692     $8,849    $10,440


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

The Columbia Project receives revenue in the form of tipping fees for waste delivered to the facility by local waste haulers and transferred to long haul trucks for delivery to distant landfills. The Project's profit margins are affected by the level of competition from national waste management companies operating in the same region and the availability of other sources of waste disposal.

The California Pumping Project owns irrigation well pumps in Ventura County, California which supply water to farmers. The demand for water pumped by the project varies inversely with rainfall in the area.

Additional trends affecting the independent power industry generally are described at Item 1 - Business.

Results of Operations

Year ended December 31, 1999 compared to year ended December 31, 1998

Total revenue decreased 74.3% to $295,000 in 1999 compared to $1,150,000 in 1998, due to lower income from power generation. As summarized below, income from power generation projects decreased 86.2% to $132,000 in 1999 compared to $954,000 in 1998:

Project                                               1999                1998
                                                    ---------           --------
Monterey .................................           $   --             $515,000
Berkshire ................................               --              176,000
Columbia .................................            100,000            250,000
California Pumping .......................             32,000             13,000
                                                     --------           --------
Total ....................................           $132,000           $954,000
                                                     --------           --------

The decline from the Monterey Project was attributable to the Project's increased legal costs associated with the litigation with Pacific Gas & Electric
- see Item 3 - Legal Proceedings.

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

Distributions from the California Pumping Project increased from $13,000 in 1998 to $32,000 in 1999. The increase was a result of increased demand for water pumping due to the absence of the extraordinary rainfall that occurred in California in the first half of 1998. In addition, 1998 results were negatively impacted by the cost of terminating the operating agreement with the third party manager. The Trust paid $106,000 to the third party manager to terminate the operating agreement. However, the increased revenue in 1999 and absence of the 1998 contract termination cost were partially offset by increased costs caused by rising fuel prices.

Although 1999 operating results at the Columbia Project were consistent with 1998 results, cash received from the project decreased to $100,000 in 1999 from $250,000 in 1998 because the project manager reduced distributions to increase the project's cash reserves.

Total expenses decreased $2,658,000 (93.0%) to $200,000 in 1999 compared to $2,858,000 in 1998, primarily due to the absence of a $2,347,000 writedown of the Berkshire Project in 1998. In addition, the management fee decreased from $382,000 in 1998 to $56,000 in 1999 because the Manager Shareholder waived its management fee beginning in April 1999. Interest expense increased from $7,000 in 1998 to $27,000 in 1999 as a result of a higher average outstanding borrowings under its line of credit agreement. All other 1999 Trust expenses were comparable to 1998.

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

     As summarized below, income from power generation projects decreased 44.4% to $954,000 in 1998 compared to $1,716,000 in 1997:


Project                                             1998                  1997
-------
                                                 ----------           ----------
Monterey .............................           $  515,000           $  784,000
Berkshire ............................              176,000              360,000
Columbia .............................              250,000              265,000
San Diego ............................                 --                 50,000
California Pumping ...................               13,000              184,000
Other ................................                 --                 73,000
                                                 ----------           ----------
Total ................................           $  954,000           $1,716,000
                                                 ----------           ----------

The decline from the Monterey Project was attributable to increased maintenance costs from a periodic overhaul of its engines and reduced revenues caused by the scheduled shutdown.

The decline in revenue at Berkshire was a result of the cessation of distributions from the project in the third quarter of 1998, discussed above.

As noted above, the California Pumping Project suffered from the extraordinary rainfall that occurred in California in the first half of 1998 and the cost of terminating the operating agreement with the third party manager the project.

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

Liquidity and Capital Resources

During 1999, the Trust's operating activities generated $723,000 of cash compared to $951,000 of cash during 1998. The change is primarily attributable to the lower project distributions in 1999 compared to 1998. Cash distributions to shareholders decreased to $285,000 in 1999 from $1,427,000 in 1998 due to the cessation of distributions in April 1999. Distributions to shareholders are expected to resume in the second quarter of 2000.

In 1997, the Trust and Fleet Bank, N.A. (the "Bank") entered into a revolving line of credit agreement, whereby the Bank provides a three year committed line of credit facility of $750,000. Outstanding borrowings bear interest at the Bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to
1. The credit facility was obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders. The Trust borrowed $300,000 in 1998 and an additional $100,000 in 1999. The Trust repaid the outstanding borrowings in March 2000.

Obligations of the Trust are generally limited to payment of the management fee, unless waived by the Managing Shareholder, payments for certain accounting and legal services to third persons and distributions to shareholders of available operating cash flow generated by the Trust's investments. The Trust's policy is to distribute as much cash as is prudent to shareholders. Accordingly, the Trust has not found it necessary to retain a material amount of working capital. The amount of working capital retained is further reduced by the availability of the line of credit facility.

The Trust anticipates that its cash flow from operations during 2000 and line of credit facility will be adequate to fund its obligations.

Year 2000 Remediation.

     The Managing Shareholder and its affiliates began year 2000 review and Shrink planning in early 1997. After initial remediation was completed, a more intensive review discovered additional issues and the Managing Shareholder began a formal remediation program in late 1997. All remediation and testing were completed by October 31, 1999 and no material malfunctions have occurred or been discovered through March 10, 2000.

     The accounting, network and financial packages for the Ridgewood companies were basically off-the-shelf packages that were remediated, where necessary, by obtaining patches or updated versions. The Managing Shareholder estimates that the Trust's allocable portion of the cost of upgrades that were accelerated because of the Year 2000 problem was approximately $300.

     The Managing Shareholder has two major systems affecting the Trust that rely on custom-written software, the subscription/investor relations and investor distribution systems, which maintain individual investor records and effect disbursement of distributions to Investors. These were remediated during 1999, including the elements of those systems used to generate internal sales reports and other internal reports. Although these were not designated mission-critical, they were also successfully remediated by October 31, 1999. ( Some sub-systems were remediated using the "sliding window" technique, in which two digit years less than a threshold number are assumed to be in the 2000's and higher two digit numbers are assumed to be in the 1900's. Although this will allow compliance for several years beyond the year 2000, eventually those systems will have to be rewritten again or replaced. The Managing Shareholder expects that the ordinary course of system upgrading will eventually cure this problem.

     The Trust's share of the incremental cost for Year 2000 remediation of this custom written software and related items for 1998 and prior years was less than $5,000 and was approximately $4,500 for 1999.

     The Monterey and California Pumping Projects were reviewed by personnel of RPMCo to determine if their electronic control systems contained software affected by the Year 2000 problem or contained embedded components that contain Year 2000 flaws. These assets rely on mechanical and analog systems that were not vulnerable to Year 2000 problems. The facilities use personal computers running packaged software for routine recordkeeping and data logging, which were upgraded as described above. To date the Trust has discovered no other systems having a material impact on output, environmental compliance, recordkeeping or any other material impact that have Year 2000 concerns. The Trust's share of the estimated costs of the review and of any minor upgrades or rehabilitation is estimated at less than $25,000. The operator of the Berkshire and Columbia Projects has advised the Trust that there were no material year 2000 problems affecting those Projects and that no material costs were incurred for year 2000 remediation.

     The Managing Shareholder and its affiliates do not significantly rely on computer input from suppliers and customers and thus are not directly affected by other companies' year 2000 compliance. No material adverse effects from customers' or suppliers year 2000 non-compliance have occurred.

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

                              December 31, 1999

                             Expected Maturity Date
                                      2003
                                                                  (U.S. $)

Note receivable from NRG                  $  1,729,181
  Interest rate                                      8%

Item 8.  Financial Statements and Supplementary Data.

Index to Financial Statements

Report of Independent Accountants                            F-2
Balance Sheet at December 31, 1999 and 1998                  F-3
Statement of Operations For the Three Years
  Ended December 31, 1999                                    F-4
Statement of Changes in Shareholders' Equity For
  the Three Years Ended December 31, 1999                    F-5
Statement of Cash Flows For the Three Years
  Ended December 31, 1999                                    F-6
Notes to Financial Statements                         F-7 to F-13

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

PART III

Item 10.  Directors and Executive Officers of the Registrant.

(a)  General.

    As Managing Shareholder of the Trust, Ridgewood Power LLChas direct and exclusive discretion in management and control of the affairs of the Trust (subject to the general supervision and review of the Independent Trustees and the Managing Shareholder acting together as the Board of the Trust). The Managing Shareholder will be entitled to resign as Managing Shareholder of the Trust only (i) with cause (which cause does not include the fact or determination that continued service would be unprofitable to the Managing Shareholder) or (ii) without cause with the consent of a majority in interest of the Investors. It may be removed from its capacity as Managing Shareholder as provided in the Declaration.

     Ridgewood Holding, which was incorporated in April 1992, is the Corporate Trustee of the Trust.

(b)  Managing Shareholder.

     Ridgewood Power Corporation was incorporated in February 1991 as a Delaware corporation for the primary purpose of acting as a managing shareholder of business trusts and as a managing general partner of limited partnerships which are organized to participate in the development, construction and ownership of Independent Power Projects. It organized the Trust and acted as managing shareholder until April 1999. On or about April 21, 1999 it was merged into the current Managing Shareholder, Ridgewood Power LLC. Ridgewood Power LLC was organized in early April 1999 and has no business other than acting as the successor to Ridgewood Power Corporation.

     Robert E. Swanson has been the President, sole director and sole stockholder of Ridgewood Power Corporation since its inception in February 1991 and is now the controlling member, sole manager and President of the Managing Shareholder. All of the equity in the Managing Shareholder is or will be owned by Mr. Swanson or by family trusts. Mr. Swanson has the power on behalf of those trusts to vote or dispose of the membership equity interests owned by them.

     The Managing Shareholder has also organized Ridgewood Electric Power Trust I ("Power I"), Ridgewood Electric Power Trust III ("Power III"), Ridgewood Electric Power Trust IV ("Power IV"), Ridgewood Electric Power Trust V ("Power V") and The Ridgewood Power Growth Fund (the "Growth Fund") as Delaware business trusts to participate in the independent power industry. Ridgewood Power LLC is now also their managing shareholder. The business objectives of these five trusts are similar to those of the Trust.

     A number of other companies are affiliates of Mr. Swanson and Ridgewood Power. Each of these also was organized as a corporation that was wholly-owned by Mr. Swanson. In April 1999, most of them were merged into limited liability companies with similar names and Mr. Swanson became the sole manager and controlling owner of each limited liability company. For convenience, the remainder of this Memorandum will discuss each limited liability company and its corporate predecessor as a single entity.

The Managing Shareholder is an affiliate of Ridgewood Energy Corporation("Ridgewood Energy"), which has organized and operated 48 limited partnership funds and one business trust over the last 17 years (of which 25 have terminated) and which had total capital contributions in excess of $190 million. The programs operated by Ridgewood Energy have invested in oil and natural gas drilling and completion and other related activities. Other affiliates of the Managing Shareholder include Ridgewood Securities LLC ("Ridgewood Securities"), an NASD member which has been the placement agent for the private placement offerings of the six trusts sponsored by the Managing Shareholder and the funds sponsored by Ridgewood Energy; Ridgewood Capital Management LLC ("Ridgewood Capital"), which assists in offerings made by the Managing Shareholder and which is the sponsor of four privately offered venture capital funds (the Ridgewood Capital Venture Partners and Ridgewood Capital Venture Partners II funds); Ridgewood Power VI LLC ("Power VI"), which is a managing shareholder of the Growth Fund, and RPMCo. Each of these companies is controlled by Robert E. Swanson, who is their sole director or manager.

Set forth below is certain information concerning Mr. Swanson and other executive officers of the Managing Shareholder.

     Robert E. Swanson, age 53, has also served as President of the Trust since its inception in 1991 and as President of RPMCo, Power I, Power III, Power IV, Power V and the Growth Fund, since their respective inceptions. Mr. Swanson has been President and registered principal of Ridgewood Securities and became the Chairman of the Board of Ridgewood Capital on its organization in 1998. He also is Chairman of the Board of the Ridgewood Capital Venture Partners I and II venture capital funds. In addition, he has been President and sole stockholder of Ridgewood Energy since its inception in October 1982. Prior to forming Ridgewood Energy in 1982, Mr. Swanson was a tax partner at the former New York and Los Angeles law firm of Fulop & Hardee and an officer in the Trust and Investment Division of Morgan Guaranty Trust Company. His specialty is in personal tax and financial planning, including income, estate and gift tax. Mr. Swanson is a member of the New York State and New Jersey bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

     Robert L. Gold, age 41, has served as Executive Vice President of the Managing Shareholder, RPMCo, the Trust, Power I, Power III, Power IV, Power V
and the Growth Fund since their respective inceptions, with primary responsibility for marketing and acquisitions. He has been President of Ridgewood Capital since its organization in 1998. As such, he is President of the Ridgewood Capital Venture Partners I and II funds. He has served as Vice
President and General Counsel of Ridgewood Securities Corporation since he joined the firm in December 1987. Mr. Gold has also served as Executive Vice President of Ridgewood Energy since October 1990. He served as Vice President of Ridgewood Energy from December 1987 through September 1990. For the two years prior to joining Ridgewood Energy and Ridgewood Securities Corporation, Mr. Gold was a corporate attorney in the law firm of Cleary, Gottlieb, Steen & Hamilton in New York City where his experience included mortgage finance, mergers and acquisitions, public offerings, tender offers, and other business legal matters. Mr. Gold is a member of the New York State bar. He is a graduate of Colgate University and New York University School of Law.

     Thomas R. Brown, age 45, joined the Managing Shareholder in November 1994 as Senior Vice President and holds the same position with the Trust, RPMCo and each of the other trusts sponsored by the Managing Shareholder. He became Chief Operating Officer of the Managing Shareholder, RPMCo and the Power I through V trusts in October 1996, and is the Chief Operating Officer of the Growth Fund. Mr. Brown has over 20 years' experience in the development and operation of power and industrial projects. From 1992 until joining the Managing Shareholder he was employed by Tampella Services, Inc., an affiliate of Tampella, Inc., one of the world's largest manufacturers of boilers and related equipment for the power industry. Mr. Brown was Project Manager for Tampella's Piney Creek project, a $100 million bituminous waste coal fired circulating fluidized bed power plant. Between 1990 and 1992 Mr. Brown was Deputy Project Manager at Inter-Power of Pennsylvania, where he successfully developed a 106 megawatt coal fired facility. Between 1982 and 1990 Mr. Brown was employed by Pennsylvania Electric Company, an integrated utility, as a Senior Thermal Performance Engineer. Prior to that, Mr. Brown was an Engineer with Bethlehem Steel Corporation. He has an Bachelor of Science degree in Mechanical Engineering from Pennsylvania State University and an MBA in Finance from the University of Pennsylvania. Mr. Brown satisfied all requirements to earn the Professional Engineer designation in 1985.

     Martin V. Quinn, age 53, assumed the duties of Chief Financial Officer of the Managing Shareholder, the Trust, four other trusts organized by the Managing Shareholder and RPMCo in November 1996 under a consulting arrangement. He became a full-time officer of the Managing Shareholder and RPMCo in April 1997 and is now also Chief Financial Officer of the Growth Fund. He is also the Chief Financial Officer of Ridgewood Capital and of the Ridgewood Capital Venture Partners I and II funds.

     Mr. Quinn has 32 years of experience in financial management and corporate mergers and acquisitions, gained with major, publicly-traded companies and an international accounting firm. He formerly served as Vice President of Finance and Chief Financial Officer of NORSTAR Energy, an energy services company, from February 1994 until June 1996. From 1991 to March 1993, Mr. Quinn was employed by Brown-Forman Corporation, a diversified consumer products company and distiller, where he was Vice President-Corporate Development. From 1981 to 1991, Mr. Quinn held various officer-level positions with NERCO, Inc., a mining and natural resource company, including Vice President- Controller and Chief Accounting Officer for his last six years and Vice President-Corporate Development. Mr. Quinn's professional qualifications include his certified public accountant qualification in New York State, membership in the American Institute of Certified Public Accountants, six years of experience with the international accounting firm of PricewaterhouseCoopers LLP, and a Bachelor of Science degree in Accounting and Finance from the University of Scranton (1969).

     Mary Lou Olin, age 47, has served as Vice President of the Managing Shareholder, RPMCo, Ridgewood Capital, the Trust, Power I, Power III, Power IV, Power V and the Growth Fund since their respective inceptions. She has also served as Vice President of Ridgewood Energy since October 1984, when she joined the firm. Her primary areas of responsibility are investor relations, communications and administration. Prior to her employment at Ridgewood Energy, Ms. Olin was a Regional Administrator at McGraw-Hill Training Systems where she was employed for two years. Prior to that, she was employed by RCA Corporation. Ms. Olin has a Bachelor of Arts degree from Queens College.

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

     The Board of the Trust (including both initial Independent Trustees) have approved the initial Management Agreement and its renewals. Each Investor consented to the terms and conditions of the initial Management Agreement by subscribing to acquire Investor Shares in the Trust. The Management Agreement will remain in effect until January 4, 2001 [assumes approval by board] and year to year thereafter as long as it is approved at least annually by (i) either the Board of the Trust or a majority in interest of the Investors and (ii) a majority of the Independent Trustees. The agreement is subject to termination at any time on 60 days' prior notice by the Board, a majority in interest of the Investors or the Managing Shareholder. The agreement is subject to amendment by the parties with the approval of (i) either the Board or a majority in interest of the Investors and (ii) a majority of the Independent Trustees.

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

     The Independent Trustees of the Trust are Ralph O. Hellmold, Jonathan C. Kaledin and Joseph Ferrante, Jr.. Set forth below is certain information concerning the Independent Trustees, who also serve as independent trustees of Ridgewood Power III and as independent panel members of Ridgewood Power V. Both are independent power programs sponsored by Ridgewood Power. Independent panel members must approve transactions between their program and the Managing Shareholder or companies affiliated with the Managing Shareholder, but have no other responsibilities. Neither Mr. Hellmold nor Mr. Kaledin nor Mr. Ferrante is otherwise affiliated with the Trust, any of the Trust's officers or agents, the Managing Shareholder, any other Trustee, any affiliates of the Managing Shareholder and any other Trustees, or any director, officer or agent of any of the foregoing.

     Ralph O. Hellmold, age 59, is founder, sole shareholder and President of Hellmold Associates, Inc., an investment banking firm and investment adviser specializing in working with troubled companies or their creditors to raise capital, divest businesses and restructure liabilities, whether in or outside bankruptcy. Other financial advisory services provided by Hellmold Associates, Inc. include mergers and acquisitions advice, valuations, fairness opinions and expert witness testimony. In addition to working with troubled companies or their creditors, Hellmold Associates, Inc. also acts as general partner of funds which invest in the securities of financially distressed companies.

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

     Jonathan C. Kaledin, age 42, has been New York Regional Counsel of The Nature Conservancy, the international land conservation organization, since September 1995. From 1990 to June 1995, he was the Executive Director of the National Water Funding Council ("NWFC"), an advocacy and public affairs organization representing municipalities, businesses, financial institutions and others on the financial aspects of clean water infrastructure projects required by the federal Clean Water Act and the federal Safe Drinking Water Act.. Prior to running the NWFC, Mr. Kaledin practiced law in both the private and public sectors, specializing in environmental and real estate matters. Mr. Kaledin received his undergraduate degree magna cum laude from Harvard College and a law degree from New York University.

         The Independent Trustees and the Managing Shareholder expanded the number of Independent Trustees to three in January 2000 and elected Joseph Ferrante, Jr. as the additional Independent Trustee. Mr. Ferrante, age [55], has been a lawyer in private practice in Ridgewood, New Jersey for more than five years specializing in business and taxation matters. He received a Juris Doctor degree in law from the George Washington University in [1970] and his undergraduate degree from the Johns Hopkins University. He advises a large number of start-up and entrepreneurial companies.

     The Corporate Trustee of the Trust is Ridgewood Holding. Legal title to Trust Property is now and in the future will be in the name of the Trust, if possible, or Ridgewood Holding as trustee. Ridgewood Holding is also a trustee of Ridgewood Power I, Ridgewood Power III, Ridgewood Power IV and Ridgewood Power V, the Growth Fundand of an oil and gas business trust sponsored by Ridgewood Energy and is expected to be a trustee of other similar entities that may be organized by the Managing Shareholder and Ridgewood Energy. The President, sole director and sole stockholder of Ridgewood Holding is Robert E. Swanson; its other executive officers are identical to those of the Managing Shareholder. See -- Managing Shareholder. The principal office of Ridgewood Holding is at 1105 North Market Street, Suite 1300, Wilmington, Delaware 19899.

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

(g)  RPMCo.

     As discussed above at Item 1 - Business, RPMCo has assumed day-to-day management responsibility for the Monterey Project, effective January 1, 1996 and operating responsibility for the California Pumping Project in October 1998 and had assumed certain responsibilities for the San Diego Project in early 1997 until its sale. Like the Managing Shareholder, RPMCo is controlled by Robert E. Swanson. It has entered into an "Operation Agreement" with certain of the Trust's subsidiaries, effective January 1, 1996, under which RPMCo, under the supervision of the Managing Shareholder, provides the management, purchasing, engineering, planning and administrative services for those Projects that were previously furnished by employees of the Trust or by unaffiliated professionals or consultants and that were borne by the Trust or Projects as operating expenses. To the extent that those services were provided by the Managing Shareholder and related directly to the operation of the Project, RPMCo charges the Trust at its cost for these services and for the Trust's allocable amount of certain overhead items. RPMCo shares space and facilities with the Managing Shareholder and its Affiliates. To the extent that common expenses can be reasonably allocated to RPMCo, the Managing Shareholder may, but is not required to, charge RPMCo at cost for the allocated amounts and such allocated amounts will be borne by the Trust and other programs. Common expenses that are not so allocated are borne by the Managing Shareholder.

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

     Douglas V. Liebschner, age 52, joined RPMCo in June 1996 as Vice President of Operations. He has over 28 years of experience in the operation and maintenance of power plants. From 1992 until joining RPMCo, he was employed by Tampella Services, Inc., an affiliate of Tampella, Inc., one of the world's largest manufacturers of boilers and related equipment for the power industry. Mr. Liebschner was Operations Supervisor for Tampella's Piney Creek project, a $100 million bituminous waste coal fired circulating fluidized bed ("CFB") power plant. Between 1989 and 1992, he supervised operations of a waste to energy plant in Poughkeepsie, N.Y. and an anthracite-waste-coal-burning CFB in Frackville, Pa. From 1969 to 1989, Mr. Liebschner served in the U.S. Navy, retiring with the rank of Lieutenant Commander. While in the Navy, he served mainly in billets dealing with the operation, maintenance and repair of ship propulsion plants, twice serving as Chief Engineer on board U.S. Navy combatant ships. He has a Bachelor of Science degree from the U.S. Naval Academy, Annapolis, Md.

Item 11.  Executive Compensation.

     Through 1995, the executive officers of the Trust and the Managing Shareholder were compensated by Ridgewood Energy. The Trust was not charged for their compensation; the Managing Shareholder remitted a portion of the fees paid to it by the Trust to reimburse Ridgewood Energy for employment costs incurred on the Managing Shareholder's business. Beginning in 1996, the Managing Shareholder compensates these persons without additional payments by the Trust and will be reimbursed by Ridgewood Energy for costs related to Ridgewood Energy's business. The Trust reimburses RPMCo at allocable cost for services provided by RPMCo's employees; no such reimbursement per employee exceeded $60,000 in 1998 or 1999. Information as to the fees payable to the Managing Shareholder and certain affiliates is contained at Item 13 -- Certain Relationships and Related Transactions.

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

     In 1998 and 1999, as stated at Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters, as well as in prior years, the Trust made distributions to the Managing Shareholder (which is a member of the Board of the Trust) as stated at Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters. In addition, the Trust and its subsidiaries paid fees and reimbursements to the Managing Shareholder and its affiliates as follows:


Fee              Paid to          1999     1998       1997       1996      1995

Management       Managing

 fee             Shareholder  $  55,607 $ 381,594 $  401,085    328,952 $494,000
Cost reimburse-
 ments*          RPMCo       2,841,952  1,470,207  1,610,806  1,207,252       0



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

     The management fee, payable monthly under the Management Agreement at the annual rate of 2.5% of the Trust's net asset value, began on the date the first Project was acquired and compensates the Managing Shareholder for certain management, administrative and advisory services for the Trust. Under the Declaration of Trust, the annual rate fell to 1.5% per year beginning February 1, 1999. Beginning April, 1999, the Managing Shareholder waived the fee for the period in which distributions were suspended. If the Managing Shareholder resumes distributions to Investors from the Trust, as it expects to do in April 2000, it intends to resume payment of the management fee at the 1.5% of net asset value annual rate.

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

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Financial Statements.

     See the Index to Financial Statements in Item 8 hereof.

(b) Reports on Form 8-K.


     No Forms 8-K were filed with the Commission by the Registrant during the quarter ending December 31, 1999.

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

Signature                         Title                     Date

RIDGEWOOD ELECTRIC POWER TRUST II (Registrant)

By: /s/Robert E. Swanson    President and Chief         March 30, 2000
      Robert E. Swanson      Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/Robert E. Swanson    President and Chief          March 30, 2000
       Robert E. Swanson      Executive Officer

By: /s/Martin V. Quinn      Senior Vice President        March 30, 2000
      Martin V. Quinn      and Chief Financial Officer

By: /s/Christopher I. Naunton   Director of Accounting   March 30, 2000
      Christopher I. Naunton

RIDGEWOOD POWER LLC        Managing Shareholder          March 30, 2000

By: /s/Robert E. Swanson    President
      Robert E. Swanson

/s/Robert E. Swanson   *    Independent Trustee    March 30, 2000
   Ralph O. Hellmold

 /s/Robert E. Swanson  *    Independent Trustee    March 30, 2000
    Jonathan C. Kaledin

 /s/Robert E. Swanson  *    Independent Trustee    March 30, 2000
    Joseph Ferrante, Jr.

*  Robert E. Swanson, as attorney-in-fact for the Independent Trustee

                        Ridgewood Electric Power Trust II

                              Financial Statements

                        December 31, 1999, 1998 and 1997


                                      (F1)

                        Report of Independent Accountants


To the Shareholders and Trustees of
Ridgewood Electric Power Trust II:

In our opinion, the accompanying balance sheets and the related statements of operations, changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust II (the "Trust") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As explained in Note 3, the financial statements include investments valued at $10,274,790 and $10,594,402 (86% and 87% of shareholders' equity, respectively) as of December 31, 1999 and 1998, respectively, whose values have been estimated by management in the absence of readily ascertainable market values. We have reviewed the procedures used by management in arriving at their estimate of value and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material to the financial statements.



PricewaterhouseCoopers LLP
New York, NY
March 24, 2000

                                      (F2)

Ridgewood Electric Power Trust II
Balance Sheet
--------------------------------------------------------------------------------

                                                       December 31,
                                               ----------------------------
                                                   1999           1998
                                               ------------    ------------

Assets:
Investments in power generation projects ...   $ 10,274,790    $ 10,594,402
Cash and cash equivalents ..................        537,541            --
Notes receivable from sale of investment ...      1,729,181       2,140,866
Due from affiliates ........................           --             8,819
Other assets ...............................          3,306           3,588
                                               ------------    ------------

  Total assets .............................   $ 12,544,818    $ 12,747,675
                                               ------------    ------------

Liabilities and Shareholders' Equity:

Liabilities:
Accounts payable and accrued expenses ......   $     49,923    $    100,897
Borrowings under line of credit facility ...        400,000         300,000
Due to affiliates ..........................        153,191         214,373
                                               ------------    ------------

  Total liabilities ........................        603,114         615,270
                                               ------------    ------------

Commitments and contingencies

Shareholders' equity:
Shareholders' equity (235.3775 shares
 issued and outstanding)
                                                 12,023,530      12,212,324
Managing shareholder's accumulated deficit .        (81,826)        (79,919)
                                               ------------    ------------

  Total shareholders' equity ...............     11,941,704      12,132,405
                                               ------------    ------------

  Total liabilities and shareholders' equity   $ 12,544,818    $ 12,747,675
                                               ------------    ------------






                 See accompanying notes to financial statements.

                                      (F3)

Ridgewood Electric Power Trust II
Statement of Operations
--------------------------------------------------------------------------------

                                            Year Ended December 31,
                                  ----------------------------------------
                                     1999          1998           1997
                                  -----------   -----------    -----------
Revenue:
  Income from power generation
   projects ...................   $   131,859   $   953,576    $ 1,715,860
  Gain on sale of RSD Power
   Partners, L.P. .............          --            --        2,545,846
  Interest income .............       162,686       196,480        133,770
                                  -----------   -----------    -----------
    Total revenue .............       294,545     1,150,056      4,395,476
                                  -----------   -----------    -----------
Expenses:
  Writedown of investment in
   Pittsfield Investors Limited
   Partnership ................          --       2,347,330           --
  Writedown of electric power
   equipment ..................          --            --          331,018
  Management fee ..............        55,607       381,594        401,085
  Accounting and legal fees ...        52,721        75,111         39,853
  Interest ....................        27,378         7,081           --
  Miscellaneous ...............        64,231        43,751         31,755
                                  -----------   -----------    -----------
    Total expenses ............       199,937     2,854,867        803,711
                                  -----------   -----------    -----------

    Net income (loss) .........   $    94,608   $(1,704,811)   $ 3,591,765
                                  -----------   -----------    -----------






                 See accompanying notes to financial statements.
                                      (F4)

Ridgewood Electric Power Trust II
Statement of Changes in Shareholders' Equity
For the Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                          Managing
                         Shareholders   Shareholder         Total
                         -----------    ------------    ------------

Shareholders' equity,
 January 1, 1997 ....   $ 16,391,464    $    (37,705)   $ 16,353,759

Cash distributions ..     (4,634,952)        (46,818)     (4,681,770)

Net income ..........      3,555,848          35,917       3,591,765
                        ------------    ------------    ------------

Shareholders' equity,
 December 31, 1997 ..     15,312,360      15,263,754         (48,606)

Cash distributions ..     (1,412,273)        (14,265)     (1,426,538)

Net loss ............     (1,687,763)        (17,048)     (1,704,811)
                        ------------    ------------    ------------

Shareholders' equity,
 December 31, 1998 ..     12,212,324         (79,919)     12,132,405

Cash distributions ..       (282,456)         (2,853)       (285,309)

Net income ..........         93,662             946          94,608
                        ------------    ------------    ------------

Shareholders' equity,
 December 31, 1999 ..   $ 12,023,530    $    (81,826)   $ 11,941,704
                        ------------    ------------    ------------




                 See accompanying notes to financial statements.

                                      (F5)

Ridgewood Electric Power Trust II
Statement of Cash Flows
--------------------------------------------------------------------------------

                                                 Year Ended December 31,
                                      -----------------------------------------
                                         1999            1998         1997
                                      -----------    -----------    -----------
Cash flows from operating
 activities:
Net income (loss) .................   $    94,608    $(1,704,811)   $ 3,591,765
                                      -----------    -----------    -----------
Adjustments to  reconcile
 net income (loss) to cash
 flows from  operating activities
 Writedown of investment in
  Pittsfield Investors Limited
  Partnership .....................          --        2,347,330           --
 Writedown of electric power
  equipment .......................          --             --          331,018
 Gain on sale of RSD Power
  Partners, L.P. ..................          --             --       (2,545,846)
 Proceeds from sale of investment
  in RSD Power Partners, L.P.,
  net .............................          --             --        3,353,121
 Proceeds from note receivable ....       411,685        380,135        178,999
 Investments in power generation
  projects ........................          --         (208,553)      (123,872)
 Return of investments in power
  generation projects .............       319,612           --             --
 Changes in assets and liabilities:
  Decrease (increase) in other
   assets .........................           282         (1,152)        16,205
  Decrease (increase) in due from
   affiliates .....................         8,819         (8,819)          --
  (Decrease) increase in accounts
   payable and accrued expenses ...       (50,974)        68,711        (80,296)
  (Decrease) increase in due to
   affiliates .....................       (61,182)        77,879        136,494
                                      -----------    -----------    -----------

   Total adjustments ..............       628,242      2,655,531      1,265,823
                                      -----------    -----------    -----------

Net cash provided by operating
 activities .......................       722,850        950,720      4,857,588
                                      -----------    -----------    -----------

Cash flows from financing
 activities:
Borrowings under line of
 credit facility ..................       550,000        300,000           --
Repayments under line of
 credit facility ..................      (450,000)          --             --
Cash distributions to
 shareholders .....................      (285,309)    (1,426,538)    (4,681,770)
                                      -----------    -----------    -----------

Net cash used in financing
 activities .......................      (185,309)    (1,126,538)    (4,681,770)
                                      -----------    -----------    -----------

Net increase (decrease)  in
 cash and cash  equivalents .......       537,541       (175,818)       175,818

Cash and cash equivalents,
 beginning of year ................          --          175,818           --
                                      -----------    -----------    -----------

Cash and cash equivalents,
 end of year ......................   $   537,541    $      --      $   175,818
                                      -----------    -----------    -----------

Non-cash activities:
Note received from sale of
 RSD Power Partners, L.P. .........
                                      $      --      $      --      $ 2,700,000
                                      -----------    -----------    -----------



                 See accompanying notes to financial statements.

                                      (F6)

Ridgewood Electric Power Trust II
Notes to Financial Statements
--------------------------------------------------------------------------------


1.       Organization and Purpose

     Nature of business
     Ridgewood Electric Power Trust II (the "Trust") was formed as a Delaware business trust on November 20, 1992, by Ridgewood Energy Holding Corporation acting as the Corporate Trustee. The managing shareholder of the Trust is Ridgewood Power LLC (formerly Ridgewood Power Corporation). The Trust began offering shares on January 4, 1993 and discontinued its offering of shares on January 31, 1994.

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

(F7)

3.       Investments in Power Generation Projects

     The Trust had the following investments in power generation and other projects:

                                        December 31,  December 31,
                                           1999          1998
                                        -----------   -----------
B-3 Limited Partnership .............   $ 4,001,843   $ 4,001,843
Sunnyside Cogeneration Partners, L.P.     5,170,812     5,425,020
California Pumping Project ..........     1,102,135     1,167,539
                                        -----------   -----------
                                        $10,274,790   $10,594,402
                                        -----------   -----------

     The Trust's distribution income from the projects was as follows:

                                              For the Year Ended December 31,
                                           ------------------------------------
                                               1999        1998          1997
                                           ----------   ----------   ----------
Pittsfield Investors Limited Partnership   $     --     $  175,725   $  359,494
B-3 Limited Partnership ................      100,000      250,000      265,000
Sunnyside Cogeneration Partners, L.P. ..         --        515,403      784,449
California Pumping Project .............       31,859       12,448      183,623
RSD Power Partners, L.P. ...............         --           --         50,000
Project development limited partnerships         --           --         73,294
                                           ----------   ----------   ----------
                                           $  131,859   $  953,576   $1,715,860
                                           ----------   ----------   ----------

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

     In exchange for its investment, the Trust is entitled to receive annually a preferred distribution from available cash from the facility equal to 15% of its investment. In the event that in any given year available net cash flow from the project does not at least equal the amount of the preferred minimum return, the amount of such shortfall is payable on a priority basis out of any available net cash flow in subsequent years. The Trust may also be entitled to receive additional distributions from any net cash flow in excess of the 15% return on its investment. The aggregate cost of the Trust's investment in the partnership was $2,347,330. The Trust received distributions of $175,725 and $359,494 from the project for the years ended December 31, 1998 and 1997, respectively.

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

     In exchange for its investment, the Trust is entitled to receive annually a preferred distribution of available net cash flow from the facility equal to 18% of its investment. In the event that in any given year available net cash flow from the project does not at least equal the amount of the preferred minimum return, the amount of such shortfall is payable on a priority basis out of any available net cash flow in subsequent years. The Trust may also be entitled to receive additional distributions from any net cash flow in excess of the 18% return on its investment. The aggregate cost of the Trust's investment in the partnership was $4,001,843. The Trust received distributions of $100,000, $250,000 and $265,000 from the project for the years ended December 31, 1999, 1998 and 1997, respectively.

                                      (F8)

     Sunnyside Cogeneration Partners, L.P. (known as the Monterey project)
     On January 9, 1995, the Trust acquired 100% of the existing partnership interests of Sunnyside Cogeneration Partners, L.P., which owns and operates a 5.5 megawatt electric cogeneration facility, located in Monterey County, California. Electricity is sold to the Pacific Gas and Electric Company ("PG&E") under a long term contract expiring in 2020. The aggregate cost of the Trust's investment at December 31, 1999 and 1998 was $5,170,812 and $5,425,020, respectively. The Trust received distributions of $515,403 and $784,449 from the project for the years ended December 31, 1998 and 1997, respectively.

     In February 1999, PG&E notified the Monterey Project that it had concluded that the Monterey Project had not met certain thermal energy delivery requirements of a cogeneration facility. On April 1, 1999, it brought legal proceedings against the Trust's subsidiary that owns the Project. The complaint only requests that the Project refund the gas price discounts received, but an adverse decision might affect subsequent years and might also serve as the basis for an action to invalidate the power contract. The Trust believes that the Project has met and continues to meet the requirements and that the utility's conclusion can be supported only by improper action by the utility. In particular, the Trust believes that PG&E has chosen a new location at which it is metering and computing efficiency standards. That location is materially different from the location at which efficiency was measured from the inception of the Project and is located at a point where efficiency measurements necessarily would be materially lower. The Trust also is investigating whether there are systemic and other problems with the utility's data. The proceeding at the Federal Energy Regulatory Commission is expected to begin shortly. Although it is too early to estimate the precise impact of this lawsuit on the Project, the Project may incur material costs in defending this proceeding and other potential action by PG&E.

     On December 31, 1998 the Trust, through subsidiaries, filed a legal complaint in the Superior Court of California for Monterey County against Waukesha-Pierce, Inc. and subsidiaries, alleging that the subsidiaries had not disclosed the existence of an obligation of the Monterey Project to Pacific Gas and Electric Company and therefore breached a warranty in the acquisition agreement. The claim was for approximately $273,000 plus interest and expenses. Waukesha-Pierce, Inc. was included in the proceeding as a contractual guarantor. On January 17, 1999, a separate action against Waukesha-Pierce, Inc. was filed by the Trust's subsidiaries in the United States District Court for the Northern District of Texas to enforce the guaranty. The parties agreed to dismiss the Texas case without prejudice before material proceedings resulted. The California case was settled in March 2000; Waukesha-Pierce Inc. agreed to pay the Project $175,000 and to cooperate with the Project in the potential FERC proceedings involving the Monterey Project and the Trust agreed to cooperate with Waukesha-Pierce in releasing funds due from PG&E to Waukesha-Pierce.

     California Pumping Project
     On March 31, 1995, the Trust acquired a package of natural gas and diesel engines, which drive deep irrigation well pumps in Ventura County, California. The engines' shaft horsepower-hours are sold to the operator at a discount from the equivalent kilowatt hours of electricity. Prior to September 30, 1998, the project was operated by a third party manager and the Trust received a distribution of $0.02 per equivalent kilowatt up to 3,000 running hours per year and $0.01 per equivalent kilowatt for each additional running hour per year. On October 1, 1998, the Trust terminated the operating agreement with the third party manager and Ridgewood Power Management LLC ("Ridgewood Management", formerly Ridgewood Power Management Corporation), an affiliate of the managing shareholder, began operating the project. The project paid $105,840 to the third party manager to terminate the operating agreement. The total investment in the project at December 31, 1999 and 1998 was $1,102,135 and $1,167,539 and the project has an equivalent of 3 megawatts of power. The operator pays for fuel, maintenance, repair and replacement. The Trust received distributions of $31,859, $12,448 and $183,623 from the project for the years ended December 31, 1999, 1998 and 1997, respectively.

     RSD Power Partners, LP (known as the San Diego project)
     On March 21, 1994, the Trust made a limited partnership investment in the partnership, which was formed to acquire an operating facility, located in San Diego, California. The facility, which has been operating since 1972, sold chilled water used in the central air conditioning of commercial, retail and government office buildings connected by a closed underground pipeline loop owned and used exclusively by the San Diego project.

     In exchange for its investment, the Trust was entitled to receive annually the greater of either 80% of net profits, as defined, from the project or a preferred minimum return of 25% on its total investment. The aggregate cost of the Trust's investment in the partnership at the time of sale was $3,507,275. The Trust received distributions of $50,000 from the project for the year ended December 31, 1997.

                                      (F9)

     On June 25, 1997, the Trust sold its entire partnership interest in RSD Power Partners, LP to subsidiaries of NRG Energy, Inc. of Minneapolis, Minnesota for $6,150,000. The Trust received $3,450,000 in cash and $2,700,000 in the form of an 8% promissory note payable monthly over six years. The sale resulted in a gain of $2,545,846, after deducting transaction costs of $96,879.

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

5.       Line of Credit Facility

     During the fourth quarter of 1997, the Trust and its principal bank executed a revolving line of credit agreement, whereby the bank will provide a three year committed line of credit facility of $750,000. At December 31, 1997, there were no borrowings outstanding under the credit facility. At December 31, 1999 and 1998, borrowings under this credit facility equaled $400,000 and $300,000, respectively. The balance outstanding at December 31, 1999 was repaid on March 6, 2000. Outstanding borrowings bear interest at LIBOR plus 2.5% (7.81% and 7.73% at December 31, 1999 and 1998, respectively). The amount outstanding under the line of credit facility must be reduced to zero for a thirty day period each year. The credit agreement will require the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1.

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

     The Trust entered into a management agreement with the managing shareholder, under which the managing shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. As compensation to the managing shareholder, the Trust paid to the managing shareholder an annual management fee equal to 2.5% of the net asset value of the Trust payable monthly upon the closing of the Trust. Under the terms of the management agreement, the annual management fee decreased to 1.5% of the net asset value of the Trust effective February 1, 1999. For the years ended December 31, 1999, 1998 and 1997, the Trust paid management fees to the managing shareholder of $55,607, $381,594 and $401,085, respectively. Beginning in April 1999, the managing shareholder waived the management fee it is entitled to.

                                     (F10)

     Under the Declaration of Trust, the managing shareholder is entitled to receive each year 1% of all distributions made by the Trust (other than those derived from the disposition of Trust property) until the shareholders have been distributed a cumulative amount equal to 15% per annum of their equity contribution. Thereafter, the managing shareholder is entitled to receive 20% of the distributions for the remainder of the year. The managing shareholder is entitled to receive 1% of the proceeds from dispositions of Trust properties until the shareholders have received cumulative distributions equal to their original investment ("Payout"). After Payout, the managing shareholder is entitled to receive 20% of all remaining distributions of the Trust.

     Where permitted, in the event the managing shareholder or an affiliate performs brokering services in respect of an investment acquisition or disposition opportunity for the Trust, the managing shareholder or such affiliate may charge the Trust a brokerage fee. Such fee may not exceed 2% of the gross proceeds of any such acquisition or disposition. No such fees have been incurred through December 31, 1999.

     The managing shareholder owns 1.45 shares of the Trust with a cost of $121,800. In conjunction with the offering of the Trust shares, commissions and placement fees of $248,807 were earned by Ridgewood Securities Corporation, an affiliate of the managing shareholder.

     In 1996, under an Operating Agreement with the Trust, Ridgewood Management provides management, purchasing, engineering, planning and administrative services to the power generation project operated by the Trust. Ridgewood Management charges the project at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amount invested in projects managed by Ridgewood Management. During the year ended December 31, 1999, 1998 and 1997, Ridgewood Management charged Sunnyside Cogeneration Partners $150,711, $119,823 and $94,516, respectively, for overhead items allocated in proportion to the amount invested in projects managed. During the year ended December 31, 1999 and the three month period ended December 31, 1998, Ridgewood Management charged the California Pumping Project $75,818 and $25,973, respectively, for overhead items allocated in proportion to the amount invested in projects managed. Ridgewood Management also charged Sunnyside Cogeneration Partners and the California Pumping Project for all of the remaining direct operating and non-operating expenses incurred during the periods.

                                     (F11)