Form 10-Q
period 2000-03-31
RIDGEWOOD ELECTRIC POWER TRUST II
filed 2000-05-15
CIK 895993

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                     For the quarterly period ended March 31, 2000

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

Item 1. Financial Statements









                        Ridgewood Electric Power Trust II

                              Financial Statements

                                 March 31, 2000

Ridgewood Electric Power Trust II
Balance Sheet
--------------------------------------------------------------------------------
                                                    March 31,     December 31,
                                                     2000            1999
                                                  (unaudited)
                                                  ------------    ------------
Assets:
Investments in power generation projects ......   $ 10,392,856    $ 10,274,790
Cash and cash equivalents .....................        202,912         537,541
Notes receivable from sale of investment ......      1,621,028       1,729,181
Other assets ..................................          1,724           3,306
                                                  ------------    ------------
     Total assets .............................   $ 12,218,520    $ 12,544,818
                                                  ------------    ------------
Liabilities and Shareholders' Equity:
Accounts payable and accrued expenses .........   $     21,642    $     49,923
Borrowings under line of credit agreements ....           --           400,000
Due to affiliates .............................        131,730         153,191
                                                  ------------    ------------
     Total liabilities ........................        153,372         603,114

Commitments and contingencies .................           --              --

Shareholders' equity:
Shareholders' equity (235.3775 shares issued
 and outstanding) .............................     12,145,740      12,023,530
Managing shareholder's accumulated deficit ....        (80,592)        (81,826)
                                                  ------------    ------------
    Total shareholders' equity ................     12,065,148      11,941,704
                                                  ------------    ------------
     Total liabilities and shareholders' equity   $ 12,218,520    $ 12,544,818
                                                  ------------    ------------







                 See accompanying note to financial statements.

Ridgewood Electric Power Trust II
Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                                              Three months ended
                                             March 31,   March 31,
                                               2000        1999
                                             ---------  ---------
Revenue:
     Income from power generation projects   $110,523   $137,247
     Interest income .....................     34,962     42,855
                                             ---------  ---------
          Total revenue ..................    145,485    180,102
                                             ---------  ---------

Expenses:
     Management fee ......................       --       55,607
     Accounting and legal fees ...........      8,079     14,203
     Miscellaneous .......................     13,962     20,275
                                             ---------  ---------
          Total expenses .................     22,041     90,085
                                             ---------  ---------

         Net income ......................   $123,444   $ 90,017
                                             ---------  ---------









                 See accompanying note to financial statements.

Ridgewood Electric Power Trust II
Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------

                                              Managing
                             Shareholders  Shareholder    Total
                            -------------  -----------   -----------
Shareholders' equity,
  December 31, 1999 .....   $12,023,530   $   (81,826)   $11,941,704

Net income for the period       122,210         1,234        123,444
                            -------------  -----------   -----------
Shareholders' equity,
  March 31, 2000 ........   $12,145,740   $   (80,592)   $12,065,148
                            -------------  -----------   -----------













                  See accompanying note to financial statements

Ridgewood Electric Power Trust II
Statement of cash flows (unaudited)
--------------------------------------------------------------------------------

                                                           Three Months Ended
                                                          March 31,    March 31,
                                                            2000         1999
                                                         ---------    ---------
Cash flows from operating activities:
 Net income ..........................................   $ 123,444    $  90,017
                                                         ---------    ---------
 Adjustments to reconcile net income to net
  cash flows from operating activities
  Investment in power generation projects ............    (118,066)     (55,182)
  Proceeds from note receivable ......................     108,153       99,864
  Changes in assets and liabilities:
   Decrease in other assets ..........................       1,582          758
   (Decrease) increase in accounts payable
    and accrued expenses .............................     (28,281)      37,901
   Decrease in due to affiliates .....................     (21,461)     (38,051)
                                                         ---------    ---------
   Total adjustments .................................     (58,073)      45,290
                                                         ---------    ---------
   Net cash provided by operating activities .........      65,371      135,307
                                                         ---------    ---------

Cash flows from financing activities:
 Cash distributions to shareholders ..................        --       (285,307)
 Repayment of borrowings under line of credit facility    (400,000)        --
 Borrowing under line of credit facility .............        --        150,000
                                                         ---------    ---------
   Net cash used in financing activities .............    (400,000)    (135,307)
                                                         ---------    ---------

Net decrease in cash and cash equivalents ............    (334,629)        --

Cash and cash equivalents, beginning of period .......     537,541         --
                                                         ---------    ---------

Cash and cash equivalents, end of period .............   $ 202,912    $    --
                                                         ---------    ---------






                 See accompanying note to financial statements.

Ridgewood Electric Power Trust II
Note to Financial Statements (unaudited)
--------------------------------------------------------------------------------

1. General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other manners are disclosed in Ridgewood Electric Power Trust II's financial statements included in the 1999 Annual Report on Form 10-K, which should be read in conjunction with these financial statements.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar amounts in this discussion are rounded to the nearest $1,000.

Introduction

The Trust carries its investment in Projects at fair value and does not consolidate its financial statements with the financial statements of the Projects. Revenue is recorded by the Trust as cash distributions are received from the Projects. Trust revenues may fluctuate from period to period depending on the operating cash flow generated by the Projects and the amount of cash retained to fund capital expenditures.

Results of Operations

     Quarter ended March 31, 2000 compared to quarter ended March 31, 1999

Total revenue decreased 38.4% to $145,000 in the first quarter of 2000 compared to $180,000 in the first quarter of 1999, primarily because of lower distribution income from the Monterey Project reflecting increased legal costs associated with the dispute with Pacific Gas and Electric Company. In addition, interest income was $8,000 lower in the first quarter of 2000 compared to the first quarter of 1999 because interest represents a declining portion of the constant monthly payments on the Trust's note receivable.

Total expenses decreased $68,000 (75.5%) to $22,000 in the first quarter of 2000 compared to $90,000 in the same period in 1999, primarily due to the waiver of the management fee which was $56,000 in the first quarter of 1999 and would have been $44,781 for the first quarter of 2000. In addition, accounting and legal fees declined by $6,000 and miscellaneous expenses also declined by $6,000.

     Quarter ended March 31, 1999 compared to quarter ended March 31, 1998

As summarized below, total revenue decreased 38.4% to $180,000 in the first quarter of 1999 compared to $292,000 in the first quarter of 1998, primarily because the Berkshire Project ceased distributions to the Trust in the third quarter of 1998 and because interest income declined.

Project             1999       1998
--------            ----       ----
Monterey ......   $137,000   $147,000
Berkshire .....       --       88,000
Pump Services .       --        1,000
Interest income     43,000     56,000
                  --------   --------
Total .........   $180,000   $292,000
                  --------   --------

The Monterey project had slightly lower operating results in the first quarter of 1999 reflecting higher maintenance and repair costs. Interest income declined primarily because interest represents a smaller portion of the constant monthly payment from the note received from the sale of the San Diego project. The lower interest income also reflects lower Trust cash balances in 1999.

The decline in revenue at Berkshire reflects the stoppage of distributions from the Project in the third quarter of 1998. Please refer to the Trust's Annual Report on Form 10-K for 1999 for an explanation of the situation at the Project.

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

Liquidity and Capital Resources

In 1997, the Trust and Fleet Bank, N.A. (the "Bank") entered into a revolving line of credit agreement, whereby the Bank provides a three year committed line of credit facility of $750,000. Outstanding borrowings bear interest at the Bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to
1. The credit facility was obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders. Borrowings under the credit facility of $400,000 at December 31, 1999 were repaid in the quarter ended March 31, 2000.

Obligations of the Trust are generally limited to payment of the management fee to the Managing Shareholder, payments for certain accounting and legal services to third persons and distributions to shareholders of available operating cash flow generated by the Trust's investments.

The Trust anticipates that its cash flow from operations during 2000 will be adequate to fund its obligations.


Forward-looking statement advisory

This Quarterly Report on Form 10-Q, as with some other statements made by the Trust from time to time, has forward-looking statements. These statements discuss business trends and other matters relating to the Trust's future results and the business climate and are found, among other places, in the notes to financial statements and at Part I, Item 2, Management's Discussion and Analysis. In order to make these statements, the Trust has had to make assumptions as to the future. It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Trust in the future may be materially different from the Trust's statements here.

The Trust therefore warns readers of this document that they should not rely on these forward-looking statements without considering all of the things that could make them inaccurate. The Trust's other filings with the Securities and Exchange Commission and its Confidential Memorandum discuss many (but not all) of the risks and uncertainties that might affect these forward-looking statements.

Some of these are changes in political and economic conditions, federal or state regulatory structures, government taxation, spending and budgetary policies, government mandates, demand for electricity and thermal energy, the ability of customers to pay for energy received, supplies of fuel and prices of fuels, operational status of plant, mechanical breakdowns, availability of labor and the willingness of electric utilities to perform existing power purchase agreements in good faith. Some of the cautionary factors that readers should consider are described in the Trust's most recent Annual Report on Form 10-K.

By making these statements now, the Trust is not making any commitment to revise these forward-looking statements to reflect events that happen after the date of this document or to reflect unanticipated future events.

PART II - OTHER  INFORMATION

Item 1. Legal  Proceedings

Please refer to Item 3 of the Trust's Annual Report on Form 10-K for the year 1999 for a description of the existing litigation between the Trust's subsidiary that owns the Monterey Project and Pacific Gas and Electric Company ("PG&E"). The Trust and PG&E have agreed to dismiss the current litigation in the Superior Court of California for San Francisco, without prejudice. This is being done with the expectation that the dispute will be brought to the Federal Energy Regulatory Commission ("FERC"), which has jurisdiction to determine whether the Monterey Project is and has been a qualifying facility. The Trust expects FERC proceedings to begin late in the second quarter of 2000. The Trust and PG&E will be entitled to complete a limited amount of discovery after the dismissal for use in the FERC proceedings or any further actions.

The Trust anticipates that administrative proceedings before FERC will be materially less expensive than the costs of litigation in California, although there can be no assurance that this will in fact be the case. The Trust has resumed payment of quarterly distributions because it believes that it will be receiving cash flow from the Monterey Project as a result of the lower legal costs. If the Trust is incorrect, it may have to reduce or suspend distributions again.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              RIDGEWOOD ELECTRIC POWER TRUST II
                                         Registrant

May 15, 2000                    By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)