Form 10-Q
period 2000-06-30
RIDGEWOOD ELECTRIC POWER TRUST II
filed 2000-08-14
CIK 895993

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.


                  For the quarterly period ended June 30, 2000
                         Commission file Number 0-21304

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

Item 1. Financial Statements









                        Ridgewood Electric Power Trust II

                              Financial Statements

                                  June 30, 2000

Ridgewood Electric Power Trust II
Balance Sheet
--------------------------------------------------------------------------------

                                               June 30,      December 31,
                                                 2000           1999
                                            -------------    -----------
                                              (unaudited)
Assets:

Investments in power generation projects .   $ 10,425,092    $ 10,274,790
Cash and cash equivalents ................        142,708         537,541
Notes receivable from sale of investment .      1,510,698       1,729,181
Due to affiliates ........................          2,361            --
Other assets .............................            571           3,306
                                             ------------    ------------

  Total assets ...........................   $ 12,081,430    $ 12,544,818
                                             ------------    ------------


Liabilities and Shareholders' Equity:

Accounts payable and accrued expenses ....   $     14,812    $     49,923
Borrowings under line of credit agreements           --           400,000
Due to affiliates ........................           --           153,191
                                             ------------    ------------

  Total liabilities ......................         14,812         603,114
                                             ------------    ------------
Commitments and contingencies

Shareholders' equity:
Shareholders' equity (235.3775 shares
 issued and outstanding) .................     12,137,376      12,023,530
Managing shareholder's accumulated deficit        (80,577)        (81,826)
                                             ------------    ------------

  Total shareholders' equity .............     12,066,618      11,941,704
                                             ------------    ------------

  Total liabilities and
   shareholders' equity ..................   $ 12,081,430    $ 12,544,818
                                             ------------    ------------






                 See accompanying note to financial statements.

Ridgewood Electric Power Trust II
Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                            Six Months Ended      Three Months Ended
                            -------------------   -------------------
                            June 30,   June 30,   June 30,   June 30,
                              2000       1999       2000       1999
                            --------   --------   --------   --------
Revenue:
Income from power
 generation projects ....   $319,285   $163,818   $208,762   $ 26,571
Other income ............     16,713       --       16,713       --
Interest income .........     73,237     84,409     38,275     41,554
                            --------   --------   --------   --------
      Total revenue .....    409,235    248,227    263,750     68,125
                            --------   --------   --------   --------

Expenses:
Accounting and legal fees     21,293     26,453     13,214     12,250
Management fee ..........       --       55,607       --         --
Interest expense ........      9,063     15,389       --        6,012
Miscellaneous ...........     15,411     47,046     10,512     36,148
                            --------   --------   --------   --------
      Total expenses ....     45,767    144,495     23,726     54,410
                            --------   --------   --------   --------

Net income ..............   $363,468   $103,732   $240,024   $ 13,715
                            --------   --------   --------   --------










                 See accompanying note to financial statements.

Ridgewood Electric Power Trust II
Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------

                                              Managing
                            Shareholders    Shareholder       Total
                            ------------    ------------    -----------

Shareholders' equity,
 December 31, 1999 ......   $ 12,023,530    $    (81,826)   $ 11,941,704

Distributions ...........       (236,168)         (2,386)       (238,554)

Net income for the period        359,833           3,635         363,468
                            ------------    ------------    ------------

Shareholders' equity,
 June 30, 2000 ..........   $ 12,147,195    $    (80,577)   $ 12,066,618
                            ------------    ------------    ------------


















                  See accompanying note to financial statements

Ridgewood Electric Power Trust II
Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------


                                                Six Months Ended
                                               ----------------------
                                               June 30,     June 30,
                                                 2000         1999
                                               ---------    ---------

Cash flows from operating activities:
Net income .................................   $ 363,468    $ 103,732
                                               ---------    ---------
Adjustments  to  reconcile  net  income
 to net cash  flows  from  operating
  activities:
 Additional investment in power
  generation projects, net .................    (150,302)     (27,530)
 Proceeds from note receivable .............     218,483      201,740
 Changes in assets and liabilities:
  (Increase) decrease in due from affiliates      (2,361)       8,819
  Decrease in other assets .................       2,735        1,641
  Decrease in accounts payable and
   accrued expenses ........................     (35,111)     (76,252)
  Decrease in due to affiliates ............    (153,191)     (52,061)
                                               ---------    ---------

  Total adjustments ........................    (119,747)      56,357
                                               ---------    ---------

  Net cash provided by operating activities      243,721      160,089
                                               ---------    ---------

Cash flows from financing activities:
Cash distributions to shareholders .........    (238,554)    (285,305)
Repayment of line of credit facility .......    (400,000)        --
Borrowing under line of credit facility ....        --        150,000
                                               ---------    ---------

  Net cash used in financing activities ....    (638,554)    (135,305)
                                               ---------    ---------

Net (decrease) increase in cash and
 cash equivalents ..........................    (394,833)      24,784

Cash and cash equivalents, beginning of year     537,541         --
                                               ---------    ---------

Cash and cash equivalents, end of period ...   $ 142,708    $  24,784
                                               ---------    ---------









                 See accompanying note to financial statements.

Ridgewood Electric Power Trust II
Note to Financial Statements (unaudited)
--------------------------------------------------------------------------------

1. General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other manners are disclosed in Ridgewood Electric Power Trust II's financial statements included in the 1999 Annual Report on Form 10-K, which should be read in conjunction with these financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Dollar amounts in this discussion are rounded to the nearest $1,000.

Introduction

The Trust carries its investment in Projects at fair value and does not consolidate its financial statements with the financial statements of the Projects. Revenue is recorded by the Trust as cash distributions are received from the Projects. Trust revenues may fluctuate from period to period depending on the operating cash flow generated by the Projects and the amount of cash retained by the Projects to fund capital expenditures.

Results of Operations

As summarized below, total revenue increased 64.9% to $409,000 in the first six months of 2000 compared to $248,000 in the same period in 1999, primarily because of higher distributions from the Columbia projects. Revenue also increased 288.2% to $264,000 in the second quarter of 2000 compared to $68,000 in the same period in 1999, primarily for the same reason.

Project      Six months ended June 30,  Three months ended June 30,
                  -------------------   -------------------
                    2000       1999       2000       1999
                  --------   --------   --------   --------
Monterey ......   $110,000   $137,000   $   --     $   --
Columbia ......    200,000       --      200,000       --
Pump Services .      9,000     27,000      9,000     26,000
Other income ..     17,000       --       17,000       --
Interest income     73,000     84,000     38,000     42,000
                  --------   --------   --------   --------
                  $409,000   $248,000   $264,000   $ 68,000
                  --------   --------   --------   --------

The Monterey project did not make distributions to the Trust in the second quarter of 2000 or 1999 because of costs associated with scheduled major engine maintenance and legal costs associated with the proceedings with Pacific Gas & Electric Company (see Legal Proceedings below).

The increase in revenues from Columbia reflects increased revenues at the project level from disposal of construction and demolition material as well as the timing of distributions from the project to the Trust.

The decrease in distributions from the Pump Services investment reflects the higher cost of diesel and natural gas fuel in 2000.

Other income reflects the reimbursement of the Trust's legal defense costs from a lawsuit that was dismissed in a prior year.

Interest income declined primarily because interest represents a smaller portion of the constant monthly payment from the note received from the sale of the San Diego project in 1997.

Total expenses decreased $30,000 (55.6%) to $24,000 in the second quarter of 2000 compared to $54,000 in the same period in 1999, primarily due the absence of the certain consulting fees and expenses related to disposal of equipment. The decline in total expenses from $144,000 in the first six months of 2000 to $46,000 in the same period in 1999 also reflects a lower management fee, which was waived beginning in April 1999.


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


Forward-looking statement advisory

This Quarterly Report on Form 10-Q, as with some other statements made by the Trust from time to time, contains forward-looking statements. These statements discuss business trends and other matters relating to the Trust's future results and the business climate and are found, among other places, in the notes to financial statements and at Part I, Item 2, Management's Discussion and Analysis. In order to make these statements, the Trust has had to make assumptions as to the future. It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Trust in the future may be materially different from the Trust's statements here.

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

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to Item 3 of the Trust's Annual Report on Form 10-K for the year 1999 for a description of the existing litigation between the Trust's subsidiary that owns the Monterey Project and Pacific Gas and Electric Company ("PG&E"). The Trust and PG&E have agreed to dismiss the current litigation in the Superior Court of California for San Francisco, without prejudice. This is being done with the expectation that the dispute will be brought to the Federal Energy Regulatory Commission ("FERC"), which has jurisdiction to determine whether the Monterey Project is and has been a qualifying facility. The Trust expects FERC proceedings to begin in the third quarter of 2000. The Trust and PG&E will be entitled to complete a limited amount of discovery after the dismissal for use in the FERC proceedings or any further actions.

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

                       RIDGEWOOD ELECTRIC POWER TRUST II
                                     Registrant

August 14, 2000                 By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)