Form 10-Q
period 2000-09-30
RIDGEWOOD ELECTRIC POWER TRUST II
filed 2000-11-14
CIK 895993

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.


                For the quarterly period ended September 30, 2000

                         Commission file Number 0-21304

                        RIDGEWOOD ELECTRIC POWER TRUST II
            (Exact name of registrant as specified in its charter.)

      Delaware                                    22-3206429
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification No.)

   947 Linwood Avenue, Ridgewood, New Jersey                07450-2939
   ------------------------------------------              ----------------
   (Address of principal executive offices)                 (Zip Code)

               (201) 447-9000
               ----------------
Registrant's telephone number, including area code:

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

Item 1. Financial Statements









                        Ridgewood Electric Power Trust II

                              Financial Statements

                               September 30, 2000

Ridgewood Electric Power Trust II
Balance Sheet
--------------------------------------------------------------------------------


                                             September 30,    December 31,
                                                 2000             1999
                                              ------------    ------------
                                              (unaudited)
Assets:

Investments in power generation projects ..   $ 10,576,281    $ 10,274,790
Cash and cash equivalents .................        116,514         537,541
Notes receivable from sale of investment ..      1,398,145       1,729,181
Other assets ..............................          2,818           3,306
                                              ------------    ------------
 Total assets .............................   $ 12,093,758    $ 12,544,818
                                              ------------    ------------

Liabilities and Shareholders' Equity:

Accounts payable and accrued expenses .....   $     44,735    $     49,923
Borrowings under line of credit agreements            --           400,000
Due to affiliates .........................        106,822         153,191
                                              ------------    ------------
 Total liabilities ........................        151,557         603,114
                                              ------------    ------------

Commitments and contingencies

Shareholders' equity:
Shareholders' equity (235.3775 shares
 issued and outstanding) ..................     12,024,022      12,023,530
Managing shareholder's accumulated deficit         (81,821)        (81,826)
                                              ------------    ------------
 Total shareholders' equity ...............     11,942,201      11,941,704
                                              ------------    ------------
 Total liabilities and shareholders' equity   $ 12,093,758    $ 12,544,818
                                              ------------    ------------

















                 See accompanying note to financial statements.

Ridgewood Electric Power Trust II
Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                            Nine Months Ended      Three Months Ended
                            -------------------    ------------------
                                September 30,        September 30,
                              2000       1999       2000       1999
                            --------   --------   --------   --------
Revenue:
Income from power
 generation projects ....   $433,281   $221,702   $113,996   $ 57,884
Other income ............     22,416       --        5,703       --
Interest income .........    104,751    123,722     31,514     39,313
                            --------   --------   --------   --------
      Total revenue .....    560,448    345,424    151,213     97,197
                            --------   --------   --------   --------

Expenses:
Accounting and legal fees     42,863     38,972     21,570     12,519
Management fee ..........       --       55,607       --         --
Interest expense ........      9,063     24,094       --        8,705
Miscellaneous ...........     31,716     54,918     16,305      7,872
                            --------   --------   --------   --------
      Total expenses ....     83,642    173,591     37,875     29,096
                            --------   --------   --------   --------

Net income ..............   $476,806   $171,833   $113,338   $ 68,101
                            --------   --------   --------   --------

















                 See accompanying note to financial statements.

Ridgewood Electric Power Trust II
Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------

                                               Managing
                            Shareholders    Shareholder        Total
                            ------------    ------------    -----------

Shareholders' equity,
 December 31, 1999 ......   $ 12,023,530    $    (81,826)   $ 11,941,704

Distributions ...........       (471,546)         (4,763)       (476,309)

Net income for the period        472,038           4,768         476,806
                            ------------    ------------    ------------
Shareholders' equity,
 September 30, 2000 .....   $ 12,024,022    $    (81,821)   $ 11,942,201
                            ------------    ------------    ------------


















                  See accompanying note to financial statements

Ridgewood Electric Power Trust II
Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------


                                               Nine Months Ended
                                              -----------------------
                                           September 30,    September 30,
                                                 2000         1999
                                               ---------    ---------

Cash flows from operating activities:
Net income .................................   $ 476,806    $ 171,833
                                               ---------    ---------
Adjustments  to  reconcile  net
  income to net cash  flows  from
  operating activities:
 Additional investment in power
  generation projects, net .................    (301,491)     (11,420)
 Proceeds from note receivable .............     331,036      305,665
 Changes in assets and liabilities:
  Decrease in due from affiliates ..........        --          8,819
  Decrease in other assets .................         488        1,315
  Decrease in accounts payable and
   accrued expenses ........................      (5,188)     (65,434)
  (Decrease) increase in due to affiliates .     (46,369)     246,680
                                               ---------    ---------
  Total adjustments ........................     (21,524)     485,625
                                               ---------    ---------
  Net cash provided by operating activities      455,282      657,458
                                               ---------    ---------

Cash flows from financing activities:
 Cash distributions to shareholders ........    (476,309)    (285,305)
 Repayment of line of credit facility ......    (400,000)    (450,000)
 Borrowing under line of credit facility ...        --        150,000
                                               ---------    ---------
  Net cash used in financing activities ....    (876,309)    (585,305)
                                               ---------    ---------

Net (decrease) increase in cash
 and cash equivalents ......................    (421,027)      72,153

Cash and cash equivalents, beginning of year     537,541         --
                                               ---------    ---------
Cash and cash equivalents, end of period ...   $ 116,514    $  72,153
                                               ---------    ---------







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

Results of Operations

As summarized below, total revenue increased 62.3% to $560,000 in the first nine months of 2000 compared to $345,000 in the same period in 1999, primarily because of higher distributions from the Columbia projects. Revenue also increased 55.7% to $151,000 in the third quarter of 2000 compared to $97,000 in the same period in 1999, mainly due to the Monterey Project.

Project
-------
      Nine months ended September 30,   Three months ended September 30,
                  -------------------   -------------------
                    2000       1999       2000       1999
                  --------   --------   --------   --------
Monterey ......   $224,000   $167,000   $114,000   $ 31,000
Columbia ......    200,000       --         --         --
Pump Services .      9,000     54,000       --       27,000
Other income ..     22,000       --        5,000       --
Interest income    105,000    124,000     32,000     39,000
                  --------   --------   --------   --------
                  $560,000   $345,000   $151,000   $ 97,000
                  --------   --------   --------   --------

The nine months ended increase in Monterey revenue for September 30 is attributable to higher energy sales. The improvement in the third quarter was primarily due to lower legal fees associated with the proceedings with Pacific Gas & Electric Company (see Legal Proceedings below).

The increase in revenues from Columbia reflects increased revenues at the project level from disposal of construction and demolition material as well as the timing of distributions from the project to the Trust.

The decrease in distributions from the Pump Services investment reflects the lower sales and the higher cost of diesel and natural gas fuel in 2000.

Other income reflects the reimbursement of the Trust's legal defense costs from a lawsuit that was dismissed in a prior year.

Interest income declined primarily because interest represents a smaller portion of the constant monthly payment from the note received from the sale of the San Diego project in 1997.

Total expenses decreased $90,000 (51.7%) to $84,000 fort the first nine months of 2000 compared to the same period in 1999 reflecting a lower management fee, which was waived beginning in April 1999.


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


Forward-looking statement advisory

This Quarterly Report on Form 10-Q, as with some other statements made by the Trust from time to time, contains forward-looking statements. These statements discuss business trends and other matters relating to the Trust's future results and the business climate and are found, among other places, in the note to financial statements and at Part I, Item 2, Management's Discussion and Analysis. In order to make these statements, the Trust has had to make assumptions as to the future. It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Trust in the future may be materially different from the Trust's statements here.

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

PART II - OTHER  INFORMATION

Item 1. Legal  Proceedings

Please refer to Item 3 of the Trust's Annual Report on Form 10-K for the year 1999 for a description of the litigation between Pacific Gas and Electric Company ("PGE") and the Trust's subsidiary that owns the Monterey Project. As previously disclosed in the Trust's most recent Quarterly Report on Form 10-Q dated August 14, 2000, PGE dismissed without prejudice the litigation in the California state courts and intended to file before the Federal Energy Regulatory Commission ("FERC"). On October 16, 2000, PGE began a proceeding at FERC requesting that FERC declare that the Monterey Project is not and has not been a qualifying facility since 1991. Further, PGE might be entitled to cancel the power purchase contract and end future capacity payments to the Project. In addition, PGE is requesting over $800,000 in refunds from the project, alleging that the Project was not entitled to preferential California natural gas transportation rates given to qualifying facilities.

The Trust believes that it has a strong legal and engineering case that proves that the Monterey Project has been and is a qualifying facility and that PGE is not entitled to any relief. The Trust is defending the Project vigorously. The administrative proceedings before FERC are likely to be prolonged, but PGE is obligated to honor the existing power purchase agreement while they are pending. Proceedings before an expert government agency should be materially less expensive than the prior costs of litigation in California. There are, however, many uncertainties in any agency proceeding and those costs might be significantly higher than expected.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RIDGEWOOD ELECTRIC POWER TRUST II
                                                   Registrant

November 13, 2000                   By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)