Form 10-K
period 2000-12-31
RIDGEWOOD ELECTRIC POWER TRUST II
filed 2001-03-30
CIK 895993

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

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

     There is no market for the Shares. The aggregate capital contributions made for the Registrant's voting Shares held by non-affiliates of the Registrant at March 30, 2001 was $23,537,750.

Exhibit Index is located on Page 39.

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

         Some of these are changes in political and economic conditions, federal or state regulatory structures, government taxation, spending and budgetary policies, government mandates, demand for electricity and thermal energy, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of plant, mechanical breakdowns, availability of labor and the willingness of electric utilities to perform existing power purchase agreements in good faith. Some of these cautionary factors that readers should consider are described below at Item 1(c)(4) - Trends in the Electric Utility and Independent Power Industries.

         By making these statements now, the Trust is not making any commitment to revise these forward-looking statements to reflect events that happen after the date of this document or to reflect unanticipated future events.

(a)  General Development of Business.

         Ridgewood Electric Power Trust II (the "Trust") was organized as a Delaware business trust on November 20, 1992 to participate in the development, construction and operation of independent power generating facilities ("Independent Power Projects" or "Projects"). Ridgewood Energy Holding Corporation (Ridgewood Holding"), a Delaware corporation, is the Corporate Trustee of the Trust.

         The Trust sold shares of beneficial interest in the Trust ("Investor Shares") in a private placement offering (the "Offering") which ended on January 31, 1994, at which time it had raised approximately $23.5 million. Net of offering fees, commissions and expenses, the Offering provided approximately $19.4 million of net funds available for investments in the development and acquisition of Projects. The Trust has 483 record holders of Investor Shares (the "Investors"). As described below in Item 1(c)(2), the Trust (and its subsidiaries) owns equity interests in four Projects and a debt interest in another.

         The Trust made an election to be treated as a "business development company" under the Investment Company Act of 1940, as amended (the "1940 Act"). On February 27, 1993, the Trust notified the Securities and Exchange Commission of such election and registered the Investor Shares under the Securities
Exchange Act of 1934, as amended (the "1934 Act"). On April 29, 1993, the election and registration became effective.

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

         In general, the Managing Shareholder has the powers of a general partner of a limited partnership. It has complete control of the day to day operation of the Trust and as to most acquisitions. The Managing Shareholder is not regularly elected by the owners of the Investor Shares (the "Investors"). The Managing Shareholder and the Independent Trustees of the Trust meet together as the Board of the Trust and take the actions that the 1940 Act requires a board of directors to take for a business development company. The Board of the Trust also provides general supervision and review of the Managing Shareholder, but does not have the power to take action on its own. The Independent Trustees do not have any management or administrative powers over the Trust or its property other than as expressly authorized or required by the Declaration of Trust of the Trust (the "Declaration") or the 1940 Act.

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

         Robert E. Swanson and certain Swanson family trusts own 100% of the equity of the following entities:

o Ridgewood Securities Corporation - Placement Agent ("Ridgewood Securities");
o Ridgewood Power Management, LLC - Operates the Trust's Projects and those of the other six trusts ("RPM");
o  Ridgewood  Power  LLC -  Managing  Shareholder  of seven  trusts  ("Ridgewood
Power");
o Ridgewood Energy Holding  Corporation - Corporate  Trustee for all six trusts;
and
o Ridgewood Capital Management LLC - A marketing affiliate and manager of six venture capital funds ("Ridgewood Capital")

     Mr. Swanson has sole voting and investment power over the Swanson family trusts and is the sole manager, chief executive officer of the above entities.

         In addition, the Trust is affiliated with the following trusts organized by the Managing Shareholder:

o Ridgewood Electric Power Trust I ("Power I");
o Ridgewood Electric Power Trust III ("Power III");
o Ridgewood Electric Power Trust IV ("Power IV");
o Ridgewood Electric  Power  Trust V ("Power  V");
o The  Ridgewood  Power  Growth Fund (the "Growth Fund"); and
o Ridgewood/Egypt Fund ("Egypt Fund")

(b)  Financial Information about Industry Segments.

     The Trust operates in only one industry segment: investing in independent power generation and similar energy projects.

(c)  Narrative Description of Business.

(1)  General Description.

         The Trust was formed to participate in the development, construction and operation of Projects that generate electricity or related forms of energy for sale to manufacturers, utilities and other users. The Trust also may invest in facilities related to those Projects.

         The Trust has made equity investments totaling approximately $10.8 million in four Projects: (i) a waste-to-energy generating facility located in Pittsfield, Massachusetts (the "Berkshire Project"); (ii) a municipal waste transfer station located in Columbia County, New York, near the Berkshire Project (the "Columbia Project"); (iii) a natural gas-fired cogeneration facility located in Monterey County, California (the "Monterey Project") and
(iv) various diesel and natural gas-fueled engines used to power irrigation well pumps in Ventura County, California (the "California Pumping Project").

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

         In accounting for its Projects, the Trust treats each Project as a portfolio investment that is not consolidated with the Trust's accounts. Accordingly, the revenues and expenses of each Project are not reflected in the Trust's financial statements and only distributions are included as revenue when declared. Accordingly, the recognition of revenue from Projects by the Trust is dependent upon the timing of a declaration of distributions from Projects by the Managing Shareholder. As discussed below and at Item 5. Market for Registrant's Common Equity and Related Stockholder Matters, distributions from Projects may include both income and capital components.

(2)  The Trust's Investments.

         (i)  Berkshire Project.

         On January 4, 1994, the Trust made an approximately $2.3 million equity investment in Pittsfield Investors Limited Partnership, which was formed to acquire the Berkshire Project, including the assets and business of Pittsfield Resource Recovery Facility, from Vicon Recovery Associates ("Vicon"), the developer and former operator of the facility. The Berkshire Project is a waste to energy plant located in Pittsfield, Massachusetts. The Berkshire Project, which has been operating since 1981, burns municipal solid waste supplied by the City of Pittsfield ("Pittsfield"), surrounding communities and other providers.

         The Trust's partners in the Berkshire Project are subsidiaries of Energy Answers Corporation ("EAC"). EAC made an equity investment of approximately $1.3 million in the Berkshire Partnership and also serves as manager and operator of the facility.

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

         Distributions from the Berkshire Project ceased in the third quarter of 1998 and have not resumed. In the third quarter of 1998, EAC informed the Trust that significant and undisclosed cost overruns in the construction of an ash handling system for the Berkshire Project had depleted the Project's funds, including reserve funds for closure of a landfill and other cash reserves. EAC believed that the Berkshire Project could not continue operations without significant capital injections from its two limited partners, one of whom is the Trust. EAC further advised the Trust that even if the Project were to continue operations with additional contributed capital, distributions from Berkshire to the Trust would cease for an indefinite period. This resulted in large part from the 1998 closure of the Pittsfield landfill, which forced the Project to transport ash to a distant landfill site. Accordingly, the Trust wrote down the estimated fair value of the Project to zero as of December 31, 1998.

         The Berkshire Project receives "tipping fees" paid by the waste suppliers based on the number of tons of waste delivered to the facility. Tipping fees paid by Pittsfield are determined under a long-term waste supply agreement, which will remain in effect until November 2004, although the agreement may be cancelled by either party in June 2002. Tipping fees paid by other waste suppliers are based on the spot market (i.e., current market prices). The facility generates additional revenue by selling steam produced from the waste burning process to a nearby paper mill owned by Crane & Co., Inc. ("Crane") under a long-term contract which will remain in effect until November 2004. The Crane paper mill manufactures currency paper stock used to print United States currency (as well as currency paper stock for other governments).

     (ii)  Columbia Project.

         On August 31, 1994, the Trust entered into the B-3 Limited Partnership, with affiliates of EAC, the same firm with which the Trust participates in the Berkshire Project. The Trust made an investment of approximately $4 million into the B-3 Limited Partnership to construct a municipal waste transfer station located in Columbia County, New York.

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

         Returns at the Columbia Project have been impaired by repeated extensions of the closing deadlines for some local landfills. If waste can be cheaply deposited at local landfills, there is less demand for consolidating the waste for transfer to distant sites. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

(iii)  Monterey Project.

         On January 9, 1995, the Trust purchased 100% of the equity interests in the Monterey Project, which is a 5.5 megawatt cogeneration project located in the City of Salinas, Monterey County, California. The Trust paid a cash purchase price of approximately $3.8 million and contributed four engine/generator sets, valued at $1.3 million, which were owned by the Trust and cost approximately $1.6 million. The Monterey Project has been operating since 1991 and uses natural gas fired reciprocating engines to generate electricity for sale to Pacific Gas and Electric Company ("PG&E") under a long term contract expiring in 2020 (the "Power Contract"). Thermal energy from the Monterey Project is used to provide warm water to an adjacent greenhouse under a long- term contract that also terminates in 2020.

         The Monterey Project is operated on behalf of the Trust by Ridgewood Power Management LLC, a New Jersey limited liability company ("RPM"). RPM is a service company affiliated with the Managing Shareholder, as further described at Item 10(g) - Directors and Executive Officers of the Registrant RPM.

         The Monterey Project is a "Qualifying Facility" under the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"), because it is a cogeneration facility that meets PURPA standards. Historically, producers of electric power in the United States consisted of regulated utilities serving end-use retail customers and certain industrial users that produced electricity to satisfy their own needs. The independent power industry in the United States was created by federal legislation passed in response to the energy crises of the 1970s. PURPA, among other things, requires utilities to purchase electric power from Qualifying Facilities, including "cogeneration facilities" and "small power producers," and also exempts these Qualifying Facilities from most federal and state utility regulatory requirements. In addition, the price paid by electric utilities under PURPA for electricity produced by Qualifying Facilities is the utility's avoided cost of producing electricity (i.e., the incremental costs the utility would otherwise face to generate electricity itself or purchase electricity from another source). Pursuant to PURPA, and state implementation of PURPA, many electric utilities have entered into long-term Power Contracts with rates set by contract formula approved by state regulatory commissions. The Monterey Project sells its output to PG&E under the Power Contract with a capacity and energy payment determined pursuant to a contract formula approved by the California Public Utilities Commission ("CPUC"). The capacity and energy price paid by PG&E pursuant to the Power Contract was determined pursuant to a contract formula approved by the California Public Utilities Commission ("CPUC") with the energy payment originally based upon a benchmark energy price adjusted for changes over time in a gas index; the so called "Short Run Avoided Cost Methodology" or SRAC. Historically, the contract formula rates in most Power Contracts have been significantly higher than the rates the utility could obtain in a competitive market. In some areas of the country this still may be true. However, beginning during the summer of 2000 in California, where the Monterey Project is located, due to the electric energy crisis, competitive market rates where significantly higher than the formula rates contained in many Qualifying Facilities' Power Contract.

         The deregulation legislation in California passed in 1996 allowed Qualifying Facilities to exercise a one-time option to elect to thereafter receive energy payments based on the energy clearing price on the California Power Exchange ("CalPx"), a short term day-ahead and day-of energy spot market, which was created by the deregulation legislation. On September 1, 2000, the Monterey Project exercised such option and switched from SRAC payment methodology to the CalPx energy-clearing price. Thus, the energy payment earned by the Project subsequent to the election was significantly higher than the energy payment incorporated in the SRAC formula. However, subsequent events in California, including certain orders issued by the Federal Energy Regulatory Commission ("FERC") have caused the CalPx to suspend trading as of January 31, 2001 such that no CalPx "energy clearing price" currently exists. Therefore, even though the Monterey Project is currently off-line (see below), the energy price that PG&E would pay the Project if currently operating is unclear. See
Item 1(c)4 for further discussion regarding current issues raised by California's electricity crises.

         Currently, and as a result of the deregulation of the California energy market, PG&E has allegedly suffered billions of dollars in losses during the latter part of 2000 and to date in 2001 and is teetering on the brink of bankruptcy. This has resulted in part because PG&E, like the other two investor-owned electric utilities ("IOUs") in California, was required by the 1996 deregulation law to sell 50% of its fossil-fuel electric generation resources located in California to unaffiliated third parties, although PG&E sold more than such 50% amount. In addition, the law required that PG&E sell all the electricity produced by its remaining electric generation resources to, and purchase all of its electric energy needs from, the CalPx. During the early years of deregulation, this framework worked well and was profitable for PG&E because the wholesale price of electricity purchased from the CalPx was substantially lower than the "frozen" retail price of electricity that PG&E charged its end-use customers. The difference between the two prices was used by PG&E to recoup stranded investments and pay dividends to its parent, PG&E Corporation, which dividends were then invested in unregulated subsidiaries and used for other corporate purposes. However, beginning in the summer of 2000, due to explosive growth of power consumption in California, the lack of new electric generation, water and fuel shortages, and other reasons, the situation changed dramatically and the CalPx price for electricity was substantially higher than the retail price that PG&E was permitted by law to charge. Therefore, the difference between what PG&E paid for electricity and what it could resell such electricity for resulted in huge losses. See, Section 4 - Trends in the Electric Utility and Independent Power Industries.

         Due to the California energy crisis, PG&E has been unable to pay in full for electrical energy and capacity delivered in December 2000 and January 2001. Accordingly, the Monterey Project was unable to pay its natural gas supplier for the gas delivered for that months. In late January, the gas supplier requested assurance of payment before it would agree to provide natural gas during February. Due to PG&E's financial crises and its inability to pay, the Monterey Project was unable on its own to provide an acceptable assurance or to pay the arrears and, as a result, the supplier refused to provide natural gas beyond February 6, 2001. A number of other small cogeneration projects selling electrical energy and capacity to California utilities have similar problems and have shut down or expect to shut down their facilities shortly.

         On February 1, 2000, PG&E made a partial payment equal to 15% of the amount due for December 2000. On March 5, 2001, PG&E made another partial payment equal to 15% of the amount due January 2001. Those amounts are insufficient, after payroll costs are met, to cover the amount owed to the natural gas supplier. PG&E effectively acknowledges that it owes the Project for December and January by virtue of announcing and making a 15% partial payments. On Tuesday, February 6, 2001, the Trust shut down the Monterey Project because the supplier of natural gas terminated deliveries of natural gas as of that date. The shut down will be for an indefinite time.

         In addition to its failure to pay the full amount due for December 2000 and January 2001 deliveries, PG&E has indicated in letters to the Monterey Project, as well as documents filed with the Securities and Exchange Commission, that it is unable or unwilling to make future payments to Qualifying Facilities, such as the Project. The Trust believes that PG&E's ability to pay for the electrical energy and capacity it received or will receive in the future, depends upon, among other things, positive action by the California governor and legislature to fund approximately $12 billion of losses allegedly suffered by California utilities during the last eight months. The Trust expects that any such political solution may be accompanied by executive, legislative or regulatory attempts to reduce unilaterally the amounts owed by PG&E to Qualifying Facilities. In an effort to resolve the California crises, there have been numerous proposals by the CPUC, as well as the legislature, to adjust downward the prices paid by California utilities to Qualifying Facilities. The Trust expects that any regulatory proceeding to set an energy price applicable to Qualifying Facilities will be extremely protracted and that a legislative solution, if one were to be enacted and approved by the governor, is likely to be arbitrary and significantly below the avoided cost of the energy to PG&E.

         PG&E has attempted to justify its non-payment by invoking the "force majeure" provisions of the Power Contract. In essence, PG&E argues that it is excused from its payment obligations because its failure to pay is the result of the California Public Utilities Commission actions in failing to increase its rates to retail customers and is beyond its control. The Trust disagrees and believes that PG&E has breached the contract. The Project, along with the Byron and San Joaquin Projects owned by Power III, filed a lawsuit on February 6, 2001 against PG&E to that effect and are seeking damages equal to lost net revenues for the remaining term of the Power Contract. By this lawsuit the Trust seeks to have the Power Contract with PG&E declared null and void so that the Project will be able to sell its electric power on the open market to third party purchasers who will be able to pay currently for such electric power. The Trust expects that it will be able purchase natural gas if it is free from the PG&E contract and able to sell to credit worthy purchasers. The Trust is seeking an accelerated determination by the California court. The Trust is hopeful that an accelerated determination by the court is a possibility considering the power emergency in California, which may get worse as warm weather approaches and power demand increases dramatically. Finally, PG&E currently has a proceeding pending before the Federal Energy Regulatory Commission ("FERC") alleging that the Monterey Project previously breached the Power Contract because it allegedly failed to meet federal standards for being a Qualifying Facility. If that proceeding before the Commission were determined adversely to the Monterey Project, its ability to recover damages in the recently filed lawsuit against PG&E may be compromised. Also, in an attempt to get the Project back on-line quickly, on March 8, 2001, the Managing Shareholder, on behalf of the Trust and Power III, filed with FERC a "Request For Emergency Relief and Extension of Waiver of Qualifying Facility Regulations" in which the Managing Shareholder likewise seeks an order from FERC permitting Qualifying Facilities to sell to third parties.

         See Item 1(a)(3) - Project Operations, Item 1(a)(4) - Developments in the Power Industry, and Item 3 - Legal Proceedings below for additional information concerning the potential effect of California's electric energy crises and the litigation proceedings against PG&E.

(iv) California Pumping Project

         In March 1995, the Trust purchased 100% of the equity interests in the California Pumping Project, which is an irrigation service Project located in Ventura County, California, for a cash purchase price of approximately $732,000. The Trust has made additional investments of $220,000 to purchase additional engines and expand the Project. The California Pumping Project provides power equivalent to approximately 3 megawatts. The California Pumping Project has been operating since 1992 and uses diesel and natural gas fired reciprocating engines to provide power for irrigation wells, which furnish water for orchards of lemon and other citrus trees. The power is purchased by local farmers and farmers' co-operatives. Until recently, the price charged to the farmers represented a discount from the equivalent price the customers would have paid to purchase electric power. However, due to the dramatic increase in energy costs in California resulting from the state's deregulation attempt and the dramatic increase in the cost of natural gas and diesel fuel, it was apparent that the California Pumping Project could not sustain a discounted price to the farmers. As a result, the California Pumping Project wrote to all of the farmers under contract with it and informed them that effective February 1, 2001, the flat percentage discount for electric power was being eliminated and a fuel-surcharge was being implemented in which the actual fuel costs would be passed on in full to the farmers. In addition, the California Pumping Project also offered to remove its engines if any farmer so requested as a result of the price increase and fuel pass-through. To date, no farmer has so requested.

         Until October 1998, the Trust had a management contract with the prior operator of the Project. In October 1998, the Trust and the operator terminated the management agreement and the Project paid the operator $105,840 to reimburse it for installation costs advanced by the operator. RPM has operated the project since that time and the Trust reimburses it for its costs and expenses.

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

         The California Pumping Project sells its power to the farmers on whose land its engines are situated under contracts terminable at any time on 60 days' prior notice to the Trust. Although the Trust thus is at risk if many customers concurrently terminate contracts, as might happen if an electric utility or other supplier were to offer substantially discounted rates, the Trust believes that it is currently a competitive supplier and that alternate customers can be secured in the event contracts are terminated.

         The major costs of a Project while in operation will be debt service (if applicable), fuel, taxes, maintenance and operating labor. The ability to reduce operating interruptions and to have a Project's capacity available at times of peak demand are critical to the profitability of a Project. Accordingly, skilled management is a major factor in the Trust's business. The Berkshire and Columbia Projects are managed by EAC, which has a subordinated equity or an income interest in the Projects, which may create an additional incentive for the manager. The Trust monitors their performance using RPM personnel and outside consultants.

         Electricity produced by a Project is delivered to the purchaser through transmission lines that are built to interconnect with the utility's existing power grid. Steam produced by the Berkshire Project is conveyed directly to the user by pipeline and the energy produced by the engines in the California Pumping Project is applied directly to pumps.

         The overall demand for electrical energy is somewhat seasonal, with demand usually peaking in the summertime as a result of the increased use of air conditioning. Greenhouse demand for hot water from the Monterey Project peaks in the winter and spring months. The impact of fluctuations in the demand or supply of electrical or thermal products generated upon the revenues of any particular Project is usually dependent on the terms of the Power Contract pursuant to which the energy is purchased.

         Generally, revenues from the sales of electric energy from a cogeneration facility will represent the most significant portion of the facility's total revenue. However, to maintain its status as a Qualifying Facility under PURPA, it is imperative that the Monterey Project continue to satisfy PURPA cogeneration requirements as to the amount of thermal products generated. See Item 1(c)(6) - Regulatory Matters, for an explanation of these requirements. Therefore, since the Monterey Project has only two customers (the electric energy purchaser and the thermal products purchaser), loss of either of these customers would have a material adverse effect on the Monterey Project.

         From time to time since 1992 PG&E has questioned whether the Monterey Project is delivering sufficient thermal energy to the greenhouse customer to meet PURPA efficiency requirements for Qualifying Facility status and has installed metering devices to provide data. These inquiries are in large part based on data from the monitoring program that PG&E undertakes as required by the CPUC for data on thermal deliveries.

         In February 1999, PG&E notified the Trust that it had concluded that the Monterey Project had not met those efficiency requirements by an unspecified amount and on April 1, 1999 it brought legal proceedings in California state court against the Trust's subsidiary that owns the Project, as described at Item 3 - Legal Proceedings. The complaint only requested that the Project refund the gas price discounts received from 1991 to 1998, but an adverse decision might affect subsequent years and might also serve as the basis for refund to PG&E by the Monterey Project of certain payments made by PG&E as a result of the Monterey Project's status as a Qualifying Facility and an action to invalidate the Power Contract.

         The Trust has vigorously defended the lawsuit. In February 2000, the parties agreed that the lawsuit in the State of California would be dismissed without prejudice and the matter transferred before FERC. The evidence obtained in the state proceeding could be used in the FERC proceeding. In late 2000, PG&E filed a petition at FERC seeking, among other things, a revocation of the Monterey Project's Qualifying Facility status and a refund of what PG&E claims are overpayments made by PG&E to the Project. After an exhaustive investigation, the Trust believes that the Monterey Project has met and continues to meet the PURPA requirements and that PG&E is relying on an incorrect legal theory and incorrect data. In particular, the Trust believes that PG&E has chosen the wrong location for metering and computing efficiency standards. That location is materially different from the location at which efficiency was measured from the inception of the Project and is located at a point where efficiency measurements necessarily would be materially lower. The Trust also believes that the utility's gas meter was out of adjustment during 1998. During 2000, the Trust incurred significant legal fees in defending this proceeding and preparing for action before FERC. All of the required and permitted filings have been prepared and submitted to FERC by both Parties and the Trust expects that legal expenses for 2001 applicable to this matter will be significantly less than 2000. FERC has not rendered a decision in the matter, however, and when FERC rules the non-prevailing party may seek rehearing of, or appeal, the FERC decision; thus causing legal fees to increase significantly. The legal expenses are being paid by the Trust's subsidiary that owns the Monterey Project and accordingly they do not appear on the Trust's financial statements.

         If it is determined that the Monterey Project did not meet PURPA and California efficiency standards, it would be required to refund the discount to PG&E for the period of non-compliance. Depending on the results of the FERC proceeding, if it were determined that the Monterey Project did not comply for a substantial period of time, the possible refund could be extremely large. It is also possible that the Power Contract could be invalidated, which might make the Project uneconomic to operate, but given the need for electric generation in California and the relative economic price of the Monterey Project's electric generation, PG&E may ultimately decide to retain the Power Contract. See Item 1(c)(4) - Trends in the Electric Utility and Independent Power Industries for further information.

     Major customers of Projects that accounted for more than 10% of annual distributions to the Trust from operating sources in each of the last three fiscal years are:

                             Calendar year
                                    2000         1999          1998

Pacific Gas & Electric Co.          44.5%        0.0%*         54.0%
Crane & Co., Inc.                    0.0%        0.0%          18.0%

* All of the $326,000 of net cash flow earned by the Monterey Project in 1999 was retained to defray legal expenses.

         The Columbia and California Pumping Projects have many customers. No one customer accounted for 10% or more of the total received by the Trust during the year.

         The technology involved in conventional power plant construction and operations as well as electric and heat energy transfers and sales is widely known throughout the world. There are usually a variety of vendors seeking to supply the necessary equipment for any Project. So far as the Trust is aware, there are no limitations or restrictions on the availability of any of the components, which would be necessary to complete construction and commence operations of any Project. Generally, working capital requirements are not a significant item in the independent power industry. The cost of maintaining adequate supplies of fuel sources is usually the most significant factor in determining working capital needs.

         Hydrocarbon fuels, such as natural gas, coal and fuel oil, have been generally available in recent years for use by Independent Power Projects, although there have been serious supply impairments for both oil and natural gas at times during the last 20 years. Market prices for natural gas, oil and, to a lesser extent, coal have fluctuated significantly over the last few years and have increased significantly during 2000. Such increase in natural gas prices may directly inhibit the development of Projects because of the anticipated effects on Project profitability and may deter lenders to Projects or result in higher costs of financing. The Berkshire Project uses municipal wastes as fuel and the Columbia Project charges on the basis of volume of waste. The availability of spot waste (waste delivered otherwise than under contract) depends on the costs of other disposal alternatives.

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

 (4) Trends in the Electric Utility and Independent Power Industries

         In September 1996, California enacted Assembly Bill 1890 ("AB 1890"), which totally restructured California's existing monopolistic electric utility industry into a market-based competitive industry. Among other things, AB 1890 required that California's investor-owned utilities ("IOUs") sell 50% of their fossil-fueled electric generation assets to unaffiliated third parties. The money received for these assets was used, among other purposes, to reduce stranded investments. The IOUs, however, were permitted to retain certain generation assets, including generation from Qualifying Facilities, certain hydroelectric generation facilities, fossil-fueled generation not sold, and nuclear generation facilities ("IOU Retained Generation"). In addition, AB 1890 created the CalPx, a day-ahead and day-of energy spot market, and required that the IOUs sell all of the electric generation from their IOU Retained Generation to, and purchase all of their electric supply needs from, the CalPx. In addition, the rates that the IOUs were permitted to charge their retail end-use customers were frozen at certain levels until the end of the transition period, which for PG&E was anticipated to end in approximately 2003.

         From the passage of AB 1890 until approximately the summer of 2000, the framework instituted by AB 1890 worked well in that the wholesale price for electricity purchased from the CalPx by PG&E and the other IOUs was significantly lower than the frozen retail rates that PG&E was permitted to charge to retail customers. The resulting "profit" made by PG&E was used, among other things, to recoup PG&E's stranded investments and to pay dividends to PG&E's corporate parent, PG&E Corporation ("PG&E Corp."). PG&E Corp. then used such funds to invest in unregulated assets as well as for other general corporate purposes. However, during the summer of 2000 the situation changed dramatically. The CalPx wholesale price of electricity increased significantly due in large part to California's explosive growth in power consumption, environmental regulation, natural gas shortages, the failure of the state to add any significant electric generation facilities for over a decade, and the lack of available electric energy from other areas of the West. PG&E was now purchasing its electric generation needs at wholesale prices significantly above the frozen retail rates it was permitted by AB 1890 to charge to retail customers. As a result, PG&E has incurred substantial losses and, as described above, has suspended payments to Qualifying Facilities, as well as to the CalPx and other creditors. Unless some resolution is worked out, PG&E may ultimately declare bankruptcy. In such event, the Power Contract with PG&E would be subject to modification or rejection and given the situation in California there can be no assurance that PG&E will not declare bankruptcy.

         There have been numerous proposals and actions taken by a variety of parties in California in an attempt to find a reasonable and workable solution to the electric crises. For example, FERC removed the requirement that the IOUs purchase all of their electricity needs from the CalPx. In addition, a wholesale rate soft cap or "breakpoint" of $150 Mwh has been imposed by FERC, however, most believe it is a short-term measure as such cap may provide a disincentive to the construction of new power plants and transmission facilities. Although the market cap is a short-term solution, there is a reasonable probability that such wholesale rate caps may be continued for an indefinite period of time. The CalPx was unable to institute and operate under the $150 Mwh breakpoint and, as a result of this and certain other FERC orders, suspended trading as of January 31, 2001.

         The IOUs in California have also sought to remedy the problems by seeking regulatory and legal relief from the losses they have incurred. PG&E and Southern California Edison Company ("SCE") each petitioned the CPUC seeking relief from the retail rate freeze and an increase of approximately 30% in retail rates. The CPUC approved only a 10% increase, significantly less than requested and far below what was necessary for PG&E and SCE to remain solvent. PG&E and SCE have also instituted separate court actions seeking to have the court rule that the high wholesale power costs they have incurred in obtaining power for their retail load must by law be allowed to be passed through to retail rate payers.

         In addition, the CPUC gave IOUs permission to enter into long-term bilateral power contracts with independent energy producers ("IPPs"). However, due to PG&E's failure to make payments to the CalPx for past energy deliveries, which in turn meant that the CalPx could not pay such IPPs, many large IPPs were reluctant to make further energy deliveries to the CalPx or directly to PG&E without being paid for past deliveries and receiving assurances of future payments. PG&E could do neither and during the later part of 2000 and early 2001, such IPPs were ordered either by the Secretary of the United States Department of Energy or by the federal courts to continuing selling power. These orders essentially required the IPPs to sell to the CalPx, prior to its suspension of trading, the California Independent System Operator, which is still operating, but primarily to the California Department of Water Resources ("DWR"), a state agency that has been purchasing power at wholesale from IPPs (but not from Qualifying Facilities) and reselling it to the IOUs at prices that approximate the IOUs retail rate authorization, which is significantly lower that the wholesale price. As a result, the California DWR is losing substantial sums of money such that approximately every month the California legislature has to appropriate more funds for the DWR to continue purchasing. None of those orders forcing electric sales, however, applied to Qualifying Facilities.

         Finally, the California legislature has been considering certain proposals to substitute an arbitrarily derived price for the energy price to be paid to Qualifying Facilities. Any regulatory proceeding to set an energy price applicable to Qualifying Facilities will be extremely protracted and a legislative solution, if one were to be enacted and approved by the governor, is likely to be arbitrary and below the avoided cost of the energy to the IOUs. Because federal law requires that Qualifying Facilities be paid at least the avoided cost to IOUs of obtaining the same amount of energy from a marginal supplier, if the energy price set by California is less than that avoided cost, Qualifying Facilities will have the right to sue for the correct avoided cost price in federal court or before the FERC. Such proceedings could also be protracted and expensive unless the FERC acts on its own or other generators bring a proceeding before the Commission or a court.

         Prior to the summer of 2000, many IOUs were attempting to purchase and terminate the Power Contracts of Qualifying Facilities because, historically, the electric rates paid to Qualifying Facilities have been significant higher than wholesale power rates. Currently, however, the rates paid to Qualifying Facilities by California IOUs are lower than current wholesale power rates and, if the legislation proposed to substitute a legislatively derived energy price is enacted and survives legal challenges, Qualifying Facilities will be an attractive generating asset for California's IOUs.

         Finally, the Power Contracts are subject to modification or rejection in the event that the utility purchaser enters bankruptcy. There can be no assurance that the utility purchaser will not declare bankruptcy.

         After the Power Contract expires in 2020 or terminates for other reasons, the Monterey Project under currently anticipated conditions would be free to sell its output on the competitive electric supply market, either in spot, auction or short-term arrangements or under long-term contracts if those Power Contracts could be obtained. There is no assurance that the Project could sell its output or do so profitably. Because the Project is fueled by natural gas purchased at market prices and because the Projects is relatively small-scale, it might have cost disadvantages in competing against larger competitors that would enjoy economies of scale. The Trust is unable to anticipate whether thermal sales from cogeneration would offset any possible cost disadvantages in electric generation or whether in fact the Project would have cost disadvantages after the Power Contract ends in 2020. It is thus impossible to predict the profitability of the Project after the scheduled termination of the Power Contract. However, if the Power Contract were to be terminated now, the shortage of electric generation in California would allow the Trust to market the electric energy and capacity from the Monterey Project. In such event, the Trust believes that in the near term, until additional generation resources are completed and brought on-line, it could sell its output in California profitably, although for a variety of factors, including the volatility of natural gas prices, unexpected legislation and litigation, there is no guarantee that it may be able to do so if the Power Contract were to be terminated.

         The Berkshire Project's contract to supply steam terminates in 2004, although it may be terminated in June 2002 by the Project or Crane. Because it is normally inefficient to transport steam over long distances, the Trust believes that so long as the cost of suitable municipal waste does not substantially increase or the costs of alternate fuels does not decrease far below current levels, the Berkshire Project should be able to renew its contract at a price comparable to or lower than the cost to Crane & Co. of running its own boilers or using a new cogeneration facility. There is no assurance that the Project can do so or that the customer will be financially capable of doing so.

         The Columbia and California Pumping Projects do not have long-term contracts with any of their customers and are thus exposed to short and long-term market fluctuations.

(5)  Competition

         The Monterey Project is not currently subject to competition because it has entered into long-term agreements to sell its output at specified prices. However, the Monterey Project could be subject to future competition to market its electricity output if its Power Contract expires or is terminated because of a default or failure to pay by the purchasing utility or other purchaser; due to bankruptcy or insolvency of the purchaser; because of the failure of a Project to comply with the terms of the Power Contract; regulatory changes; or other reasons. The Monterey Project would then face competition to market its capacity and energy output. However, the Trust believes that in the near term, until additional generation resources are completed and brought on-line, it could sell its output in California profitably, although for a variety of factors, including the volatility of natural gas prices, unexpected legislation and litigation, there is no guarantee that it may be able to do so. The Berkshire Project may face competition after 2002 from fuel suppliers offering alternative means of providing energy and from other cogeneration or waste-to-energy providers.

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

(6)  Regulatory Matters.

         Projects are subject to energy and environmental laws and regulations at the federal, state and local levels in connection with development, ownership, operation, geographical location, zoning and land use of a Project and emissions and other substances produced by a Project. These energy and environmental laws and regulations generally require that a wide variety of permits and other approvals be obtained before the commencement of construction or operation of an energy-producing facility and that the facility then operates in compliance with such permits and approvals. Since the Trust operates as a "business development company" under the 1940 Act, it is also subject to provisions of that act pertaining to such companies.

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

         The exemptions from extensive federal and state regulation afforded by PURPA to Qualifying Facilities are important to the Trust and its competitors. The Trust believes that each of its Projects is a Qualifying Facility. If a Project loses its Qualifying Facility status, the utility can reclaim payments it made for the Project's non-qualifying output to the extent those payments are in excess of current avoided costs or the Project's Power Contract can be terminated by the electric utility.

         (B) The 1992 Energy Act. The Comprehensive Energy Policy Act of 1992 (the "1992 Energy Act") empowered FERC to require electric utilities to make available their transmission facilities to and wheel power for Independent Power Projects under certain conditions and created an exemption for electric utilities, electric utility holding companies and other independent power producers from certain restrictions imposed by the Holding Company Act. Although the Trust believes that the exemptive provisions of the 1992 Energy Act will not materially and adversely affect its business plan, the 1992 Energy Act may result in increased competition in the sale of electricity.

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

         (C) The Federal Power Act. The FPA grants FERC exclusive rate-making jurisdiction over wholesale sales of electricity in interstate commerce. Again, this will not affect the Trust's Projects unless they were to attempt sales to other customers.

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

(ii)  Environmental Regulation.

         The construction and operation of Independent Power Projects are subject to extensive federal, state and local laws and regulations adopted for the protection of human health and the environment and to regulate land use. The laws and regulations applicable to the Trust and Projects in which it invests primarily involve the discharge of emissions into the water and air and the disposal of waste, but can also include wetlands preservation and noise regulation. These laws and regulations in many cases require a lengthy and complex process of renewing licenses, permits and approvals from federal, state and local agencies. Obtaining necessary approvals regarding the discharge of emissions into the air is critical to the development of a Project and can be time-consuming and difficult. Each Project requires technology and facilities that comply with federal, state and local requirements, which sometimes result in extensive negotiations with regulatory agencies. Meeting the requirements of each jurisdiction with authority over a Project may require modifications to existing Projects.

         Title V of the Clean Air Act Amendments added a new permitting requirement for existing sources that requires all significant sources of air pollution to submit new applications to state agencies. Title V implementation by the states generally does not impose significant additional restrictions on the Trust's Projects, other than requirements to continually monitor certain emissions and document compliance. The permitting process is voluminous and protracted and the costs of fees for Title V applications, of testing and of engineering firms to prepare the necessary documentation have increased. The Trust believes that all of its facilities, which require Title V compliance, are or will be in compliance with such requirements.

         The Trust's Projects must comply with many federal and state laws and regulations governing wastewater and storm water discharges from the Projects. These are generally enforced by states under "NPDES" permits for point sources of discharges and by storm water permits. Under the Clean Water Act, NPDES permits must be renewed every five years and permit limits can be reduced at that time or under re-opener clauses at any time. The Projects have not had material difficulty in complying with their permits or obtaining renewals. The Projects use closed-loop engine cooling systems, which do not require large discharges of coolant except for periodic flushing to local sewer systems under permit and do not make other material discharges to groundwater or streams.

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

         The Managing Shareholder expects that environmental and land use regulations may become more stringent. The Trust and the Managing Shareholder have developed a certain expertise and experience in obtaining necessary licenses, permits and approvals, but will nonetheless rely upon qualified environmental consultants and environmental counsel retained by it to assist in evaluating the status of Projects regarding such matters.

(iii)  The 1940 Act

         Since its Shares are registered under the 1934 Act, the Trust is required to file with the Commission certain periodic reports (such as Forms 10-K (annual report), 10-Q (quarterly report) and 8-K (current reports of significant events)) and to be subject to the proxy rules and other regulatory requirements of that act that are applicable to the Trust. The Trust has no intention to and will not permit the creation of any form of a trading market in the Shares in connection with this registration.

         As a "business development company," the Trust is a closed-end company (defined by the 1940 Act as a company that does not offer for sale or have outstanding any redeemable security) that is regulated under the 1940 Act only as a business development company. The act contains prohibitions and restrictions on transactions between business development companies and their affiliates as defined in that act, and requires that a majority of the board of the company be persons other than "interested persons" as defined in the act. The board of the Trust is comprised of Ridgewood Power and three individuals, Ralph O. Hellmold, Jonathan C. Kaledin and Joseph Ferrante, Jr., who also serve as independent trustees of Power III, and who are Independent Panel Members for Power V but who are not otherwise affiliated with the Trust, Ridgewood Power or any of their affiliates. See Item 10 - Directors and Executive Officers of the Registrant.

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

(e)  Employees.

         The operating personnel of the Monterey and California Pumping Projects are employed by RPM and accordingly the Trust has no employees. The persons described below at Item 10 - Directors and Executive Officers of the Registrant serve as executive officers of the Trust and have the duties and powers usually applicable to similar officers of a Delaware corporation in carrying out the Trust business.

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

                                                        Square
                       Ownership  Ground  Approximate  Footage of   Description
                       Interests  Lease    Acreage    Project(Actual   of
Project      Location   in Land  Expiration of Land  or Projected)   Project

Berkshire   Pittsfield,
            MA           Leased     2004      5      30,000     Waste-to energy

Columbia    Columbia,
            NY           Owned       N/A      44     25,000     Municipal waste

Monterey    Monterey,
            CA           Leased     2020      2      10,000     Gas-fired


California  Ventura Cy,  Leased N/A       N/A        N/A        Natural gas
Pumping     CA            or                                    engines powering
                         licensed                               irrigation pumps

Item 3.  Legal Proceedings.

         On April 1, 1999, PG&E sued the Trust's subsidiary that owns the Monterey Project in the Superior Court of California for the City and County of San Francisco. PG&E alleged that the Project did not meet federal and state efficiency requirements and that accordingly the Project was not entitled to the benefit of discounted natural gas fuel rates allowable to qualifying cogeneration facilities. The lawsuit claimed an unspecified amount of damages. The State lawsuit was dismissed without prejudice and by agreement of the parties and the matter was brought by PG&E to the FERC by petition for a determination. PG&E filed with FERC a petition seeking a revocation of the Monterey Project's Qualifying Facility status and a refund of certain overpayments PG&E claims it made to the Project, which were not justified due to the Project's failure to maintain Qualifying Facility status. The FERC proceeding generally involves a determination of the proper location for metering and computing efficiency standards. The Trust believes that its location of the meter is correct for determining such standards and that it will succeed at FERC and retain its Qualifying Facility status and that no refunds will be required. All of the required or permitted filings have been prepared and submitted to the FERC and the parties are awaiting a decision. No other activity on this matter is anticipated until such FERC decision.

         As described above, on February 6, 2001, the Monterey Project, along with the Byron and San Joaquin Projects owned by Power III, filed an action in the Superior Court of California for the City and County of San Francisco against PG&E seeking, among other things, that PG&E's failure to pay is a breach of the Power Contract and not excused by the force majeure provisions of the Power Contract. In addition, the suit seeks an expedited determination and declaration that PG&E has breached the Power Contract, that it therefore null and void and PG&E is liable for damages to the Trust including, but not limited to, the lost net revenues for the remaining term of the Power Contract

         On December 31, 1998 the Trust, through subsidiaries, filed a legal complaint in the Superior Court of California for Monterey County against Waukesha-Pierce, Inc. and subsidiaries, alleging that the subsidiaries had not disclosed the existence of an obligation of the Monterey Project to Pacific Gas and Electric Company and therefore breached a warranty in the acquisition agreement. The claim was for approximately $273,000 plus interest and expenses. Waukesha-Pierce, Inc. was included in the proceeding as a contractual guarantor. On January 17, 1999, a separate action against Waukesha-Pierce, Inc. was filed by the Trust's subsidiaries in the United States District Court for the Northern District of Texas to enforce the guaranty. The parties agreed to dismiss the Texas case without prejudice before material proceedings resulted. The California case was settled in March 2000; Waukesha-Pierce Inc. agreed to pay the Project $175,000 and to cooperate with the Project in the potential FERC proceedings involving the Monterey Project and the Trust agreed to cooperate with Waukesha-Pierce in releasing funds due from PG&E to Waukesha-Pierce.

     Item 4. Submission of Matters to a Vote of Security Holders. The Trust did not submit any matters to a vote of the Investors during the fourth quarter of 2000.

PART  II

     Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

(a)  Market Information.

         The Trust sold 235.3775 Investor Shares of beneficial interest in the Trust in its private placement offering of Investor Shares which closed on January 31, 1994. There is currently no established public trading market for the Investor Shares. As of the date of this Form 10-K, all such Investor Shares have been issued and are outstanding. There are no outstanding options or warrants to purchase, or securities convertible into, Investor Shares and the Trust has no intention to make any public offering of Investor Shares.

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

         The Managing Shareholder is considering the possibility of a combination of the Trust and six other investment programs sponsored by the Managing Shareholder into a publicly traded entity. This would require the approval of the Investors in the Trust and the other programs after proxy solicitations complying with requirements of the Securities and Exchange Commission, compliance with the "rollup" rules of the Securities and Exchange Commission and other regulations, and a change in the federal income tax status of the Trust from a partnership (which is not subject to tax) to a corporation. The process of considering and effecting a combination, if the decision is made to do so, will be very lengthy. There is no assurance that the Managing Shareholder will recommend a combination, that the Investors of the Trust or other programs will approve it, that economic conditions or the business results of the participants will be favorable for a combination, that the combination will be effected or that the economic results of a combination, if effected, will be favorable to the Investors of the Trust or other programs.

(b)  Holders

         As of the date of this Form 10-K, there are 483 record holders of Investor Shares.

(c)  Dividends

     The Trust made distributions as follows for the years 2000 and 1999:

                                          Year ended             Year ended
                                          December 31,           December 31,
                                             2000                   1999

Total distributions to Investors           $  706,925             $282,456
Distributions per Investor Share           $    3,003             $  1,200
Distributions to Managing Shareholder      $    7,141             $  2,853

         The Trust suspended distributions in April 1999 to create a reserve at the Monterey Project level for the costs of the Monterey Project legal proceedings. The Managing Shareholder resumed limited quarterly distributions from the Trust beginning in April 2000 and then discontinued them effective January 1, 2001. The Trust's decision whether to make future distributions to Investors and their timing will depend on, among other things, the net cash flow of the Trust, the expenses of the legal proceedings for the Monterey Project and retention of reasonable reserves as determined by the Trust to cover its anticipated expenses. See Item 7 Management's Discussion and Analysis.

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

Item 6.  Selected Financial Data.

     The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K.

Supplemental Information Schedule

Selected Financial Data         As of and for the years ended December 31,
 (amounts in $)             2000      1999       1998      1997        1996
Total Fund Information:
Net revenue from
 operating projects     $   556,079 $  131,859 $  953,576 $1,715,860 $2,371,208
Net income (loss)           594,935     94,608(1,704,811)  3,591,765  1,907,401
Net assets
 (shareholders' equity)  11,822,573 11,941,704 12,132,405 15,263,754 16,353,759
Investments in Project
 development and power
 generation limited
 partnerships            10,751,582 10,274,790 10,594,402 12,733,179 16,116,582
Note receivable           1,283,327  1,729,181  2,140,866          0          0
Total assets             12,135,310 12,544,818 12,747,675 15,432,434 16,466,241
Per Investor Share:
  Project Revenues          $ 2,362   $    560   $  4,051    $ 7,289    $10,074
  Expenses                      500        849     12,129      3,415      1,705
  Net income (loss)           2,528        402     (7,243)    15,260      8,371
  Net asset value            50,581     51,082     51,884     65,054     69,639
Distributions per
  Investor Share             $3,003    $ 1,200    $ 6,000    $19,692    $ 8,849


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

Outlook

         The U.S. electricity markets are being restructured and there is a trend away from regulated electricity systems towards deregulated, competitive market structures. California, where the Trust's Monterey Project operates, has passed new legislation that permits utility customers to choose their electricity supplier in a competitive electricity market. The Monterey Project is a "Qualifing Facility" as defined under the Public Utility Regulatory Policies Act of 1978 and currently sells its electric output to a utility under a long-term contract expiring in 2021. During the term of the contract, the utility may or may not attempt to buy out the contract prior to expiration. At the end of the contract, the Monterey Project will become a merchant plant and may be able to sell the electric output at then current market prices. There can be no assurance that future market prices will be sufficient to allow the Monterey Project to operate profitably. See Item 1(c)(3) - Plant Operations for information concerning a potential challenge to the Project's Power Contract.

         The Berkshire Project receives revenue in the form of tipping fees for waste delivered to the facility and from steam sold under a long-term contract, which expires in 2004. Tipping fees are based on spot market prices, which may fluctuate from time to time. The Project's steam customer may or may not extend its purchases beyond the year 2004.

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

         The California Pumping Project owns irrigation well pumps in Ventura County, California, which supply water to farmers. The demand for water pumped by the project varies inversely with rainfall in the area.

         Additional trends affecting the independent power industry generally are described at Item 1 - Trends Affecting the Electric Utility and Independent Power Industries.

Results of Operations

Year ended December 31, 2000 compared to year ended December 31, 1999

         Total revenue increased 141.7% to $713,000 in 2000 compared to $295,000 in 1999, due to increased income from power generation.

Project                      2000          1999
                          ---------      --------
Monterey ...............  $247,000         $  --
Columbia ...............   300,000       100,000
California Pumping .....     9,000        32,000
                           --------      --------
Total ..................  $556,000       132,000
                           --------      --------

         The increase in income from the Monterey Project was attributable to an increase in revenue due to the Project's election to switch the pricing of its electricity sales from a cost based price to a market based price in the third quarter of 2000.

         The increase in income from the Columbia Project was due to both an increase in the volume of waste received by the project as well as increase in the tipping fee per ton of waste received.

         Total expenses decreased $82,000 (41.0%) to $118,000 in 2000 from $200,000 in 1999 primarily due to a reduction in the management fee of $56,000. This decrease was a result of the Manager Shareholder waiving its management fee beginning in April 1999. Interest expense decreased from $27,000 in 1999 to $9,000 in 2000 as a result of lower average outstanding borrowings under its line of credit agreement. Other 2000 Trust expenses were comparable to 1999.

Year ended December 31, 1999 compared to year ended December 31, 1998

         Total revenue decreased 74.3% to $295,000 in 1999 compared to $1,150,000 in 1998, due to lower income from power generation. As summarized below, income from power generation projects decreased 86.2% to $132,000 in 1999 compared to $954,000 in 1998:

Project                        1999        1998
                          ---------      --------
Monterey ...............     $  --      $515,000
Berkshire ..............        --       176,000
Columbia ...............   100,000       250,000
California Pumping .....    32,000        13,000
                           --------      --------
Total ..................  $132,000      $954,000
                           --------      --------

         The decline from the Monterey Project was attributable to the Project's increased legal costs associated with the litigation with Pacific Gas & Electric.

         The decline in revenue at Berkshire was a result of distributions from the project ceasing in the third quarter of 1998. In the third quarter of 1998, the manager of Berkshire informed the Trust that significant cost overruns in the construction of an ash handling system for the Berkshire project had depleted Berkshire's funds, including reserve funds for closure of a landfill and other reserves. The project manager believed that Berkshire could not continue long-term operations without significant capital injections from its two limited partners, one of whom is the Trust. The project manager further advised the Trust that distributions from Berkshire to the Trust would cease. The Trust's managing shareholder requested detailed additional information and a revised operating plan from the project manager and conducted on-site reviews by its financial and engineering personnel. The Trust has reviewed the short-term and long-term viability of the Berkshire project and wrote down the carrying value of the investment from $2,347,000 to zero.

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

         Total  expenses  decreased  $2,655,000  (93.0%)  to  $200,000  in  1999 compared to $2,855,000 in 1998, primarily due to the absence of a $2,347,000 writedown of the Berkshire Project in 1998. In addition, the management fee decreased from $382,000 in 1998 to $56,000 in 1999 because the Manager Shareholder waived its management fee beginning in April 1999. Interest expense increased from $7,000 in 1998 to $27,000 in 1999 as a result of higher average outstanding borrowings under its line of credit agreement. All other 1999 Trust expenses were comparable to 1998.

Liquidity and Capital Resources

         During 2000, the Trust's operating activities generated $666,000 of cash compared to $723,000 of cash during 1999. The change is primarily attributable to increased working capital requirements at the Monterey project due to higher fuel prices. Cash distributions to shareholders increased to $714,000 in 2000 from $285,000 in 1999. The Trust ceased making distributions to shareholders in the second quarter of 1999 and resumed making them in the second quarter of 2000. Then, in the first quarter of 2001, the Trust again ceased making distributions to shareholders.

         In 1997, the Trust and Fleet Bank, N.A. (the "Bank") entered into a revolving line of credit agreement, whereby the Bank provides a three-year committed line of credit facility of $750,000. The credit line was extended until March 2001. Outstanding borrowings bear interest at the Bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1. The credit facility was obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders. The Trust borrowed $300,000 in 1998 and an additional $100,000 in 1999. The Trust repaid the outstanding borrowings in March 2000.

         Obligations of the Trust are generally limited to payment of Project operating expenses, payment of a management fee to the Managing Shareholder, payments for certain accounting and legal services to third persons and distributions to shareholders. Accordingly, the Trust has not found it necessary to retain a material amount of working capital.

         The Trust anticipates that during 2001 its cash flow from operations will meet its obligations.

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

                         December 31, 2000
                      Expected Maturity Date
                                  2003
                                 (U.S. $)

Note receivable from NRG                     $ 1,283,000
 Interest rate                                        8%

                       Expected Maturity Date
                                 2001
                                 (U.S. $)

Bank Deposits and Certificates of Deposit       $ 90,000
Average interest rate                                5.6%

Item 8.  Financial Statements and Supplementary Data.

Index to Financial Statements

Report of Independent Accountants                            F-2
Balance Sheet at December 31, 2000 and 1999                  F-3
Statement of Operations For the Three Years
  Ended December 31, 2000                                    F-4
Statement of Changes in Shareholders' Equity For
  the Three Years Ended December 31, 2000                    F-5
Statement of Cash Flows For the Three Years
  Ended December 31, 2000                                    F-6
Notes to Financial Statements                         F-7 to F-13

         All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         The financial statements are presented in accordance with generally accepted accounting principles and Securities and Exchange Commission rules and regulations applicable to business investment companies, which require the Trust's investments in Projects to be presented on the cash method, rather than on the equity method.

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

PART III

Item 10.  Directors and Executive Officers of the Registrant.

(a)  General.

         As Managing Shareholder of the Trust, Ridgewood Power LLC has direct and exclusive discretion in management and control of the affairs of the Trust (subject to the general supervision and review of the Independent Trustees and the Managing Shareholder acting together as the Board of the Trust). The Managing Shareholder will be entitled to resign as Managing Shareholder of the Trust only (i) with cause (which cause does not include the fact or determination that continued service would be unprofitable to the Managing Shareholder) or (ii) without cause with the consent of a majority in interest of the Investors. It may be removed from its capacity as Managing Shareholder as provided in the Declaration.

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

         The Managing Shareholder has also organized Power I, Power III, Power IV, Power V, the Growth Fund and the Egypt Fund as Delaware business trusts to participate in the independent power industry. Ridgewood Power LLC is now also their managing shareholder. The business objectives of these six trusts are similar to those of the Trust.

         A number of other companies are affiliates of Mr. Swanson and the Managing Shareholder. Each of these also was organized as a corporation that was wholly-owned by Mr. Swanson. In April 1999, most of them were merged into limited liability companies with similar names and Mr. Swanson became the sole manager and controlling owner of each limited liability company. For convenience, the remainder of this Memorandum will discuss each limited liability company and its corporate predecessor as a single entity.

         The Managing Shareholder is an affiliate of Ridgewood Energy Corporation ("Ridgewood Energy"), which has organized and operated 48 limited partnership funds and one business trust over the last 17 years (of which 25 have terminated) and which had total capital contributions in excess of $190 million. The programs operated by Ridgewood Energy have invested in oil and natural gas drilling and completion and other related activities. Other affiliates of the Managing Shareholder include Ridgewood Securities Corporation ("Ridgewood Securities"), an NASD member which has been the placement agent for the private placement offerings of the six trusts sponsored by the Managing Shareholder and the funds sponsored by Ridgewood Energy; Ridgewood Capital Management LLC ("Ridgewood Capital"), which assists in offerings made by the Managing Shareholder and which is the sponsor of six privately offered venture capital funds (the Ridgewood Capital Venture Partners, Ridgewood Capital Venture Partners II and Ridgewood Capital Venture Partners III funds); Ridgewood Power VI LLC ("Power VI"), which is a managing shareholder of the Growth Fund, and RPM. Each of these companies is controlled by Robert E. Swanson, who is their sole director or manager.

         Set forth below is certain information concerning Mr. Swanson and other executive officers of the Managing Shareholder.

         Robert E. Swanson, age 54, has also served as President of the Trust since its inception in 1991 and as President of RPM, Power I, Power III, Power IV, Power V and the Growth Fund, since their respective inceptions. Mr. Swanson has been President and registered principal of Ridgewood Securities and became the Chairman of the Board of Ridgewood Capital on its organization in 1998. He also is Chairman of the Board of the Ridgewood Capital Venture Partners I, II and III venture capital funds. In addition, he has been President and sole stockholder of Ridgewood Energy since its inception in October 1982. Prior to forming Ridgewood Energy in 1982, Mr. Swanson was a tax partner at the former New York and Los Angeles law firm of Fulop & Hardee and an officer in the Trust and Investment Division of Morgan Guaranty Trust Company. His specialty is in personal tax and financial planning, including income, estate and gift tax. Mr. Swanson is a member of the New York State and New Jersey bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

         Robert L. Gold, age 42, has served as Executive Vice President of the Managing Shareholder, RPM, the Trust, Power I, Power III, Power IV, Power V, the Growth Fund, and the Egypt Fund since their respective inceptions, with primary responsibility for marketing and acquisitions. He has been President of Ridgewood Capital since its organization in 1998. As such, he is President of the Ridgewood Capital Venture Partners I, II and III funds. He has served as Vice President and General Counsel of Ridgewood Securities Corporation since he joined the firm in December 1987. Mr. Gold has also served as Executive Vice President of Ridgewood Energy since October 1990. He served as Vice President of Ridgewood Energy from December 1987 through September 1990. For the two years prior to joining Ridgewood Energy and Ridgewood Securities Corporation, Mr. Gold was a corporate attorney in the law firm of Cleary, Gottlieb, Steen & Hamilton in New York City where his experience included mortgage finance, mergers and acquisitions, public offerings, tender offers, and other business legal matters. Mr. Gold is a member of the New York State bar. He is a graduate of Colgate University and New York University School of Law.

         Martin V. Quinn, age 53, has been the Executive Vice President and Chief Operating Officer of Ridgewood Power since April 2000. Before that, he had assumed the duties of Chief Financial Officer of Ridgewood Power in November 1996 under a consulting arrangement. In April 1997, he became a Senior Vice President and Chief Financial Officer of Ridgewood Power and the Fund.

         Mr. Quinn has over 30 years of experience in financial management and corporate mergers and acquisitions, gained with major, publicly traded companies and an international accounting firm. He formerly served as Vice President of Finance and Chief Financial Officer of NORSTAR Energy, an energy services company, from February 1994 until June 1996. From 1991 to March 1993, Mr. Quinn was employed by Brown-Forman Corporation, a diversified consumer products company and distiller, where he was Vice President-Corporate Development. From 1981 to 1991, Mr. Quinn held various officer-level positions with NERCO, Inc., a mining and natural resource company, including Vice President- Controller and Chief Accounting Officer for his last six years and Vice President-Corporate
Development. Mr. Quinn's professional qualifications include his certified public accountant qualification in New York State, membership in the American Institute of Certified Public Accountants, six years of experience with the international accounting firm of PricewaterhouseCoopers, LLP, and a Bachelor of Science degree in Accounting and Finance from the University of Scranton (1969).

         Daniel V. Gulino, age 40, has been Senior Vice President and General Counsel of the Managing Shareholder since August 2000. He began his legal career as an associate for Pitney, Hardin, Kipp & Szuch, a large New Jersey law firm, where his experience included corporate acquisitions and transactions. Prior to joining Ridgewood, Mr. Gulino was in-house counsel for several large electric utilities, including GPU, Inc., Constellation Power Source, and PPL Resources, Inc., where he specialized in non-utility generation projects, independent power and power marketing transactions. Mr. Gulino also has experience with the electric and natural gas purchasing of industrial organizations, having worked as in-house counsel for Alumax, Inc. (now part of Alcoa) where he was responsible for, among other things, Alumax's electric and natural gas purchasing program. Mr. Gulino is a member of the New Jersey State Bar and Pennsylvania State Bar. He is a graduate of Fairleigh Dickinson University and Rutgers University School of Law - Newark.

         Christopher I. Naunton, 36, has been the Vice President and Chief Financial Officer of the Managing Shareholder since April 2000. From February 1998 to April 2000, he was Vice President of Finance of an affiliate of the Managing Shareholder. Prior to that time, he was a senior manager at the predecessor accounting firm of PricewaterhouseCoopers LLP. Mr. Naunton's professional qualifications include his certified public accountant qualification in Pennsylvania, membership in the American Institute of Certified Public Accountants and a Bachelor of Science degree in Business Administration from Bucknell University (1986).

         Mary Lou Olin, age 48, has served as Vice President of the Managing Shareholder, RPM, Ridgewood Capital, the Trust, Power I, Power III, Power IV, Power V, the Growth Fund, and the Egypt Fund since their respective inceptions. She has also served as Vice President of Ridgewood Energy since October 1984, when she joined the firm. Her primary areas of responsibility are investor relations, communications and administration. Prior to her employment at Ridgewood Energy, Ms. Olin was a Regional Administrator at McGraw-Hill Training Systems where she was employed for two years. Prior to that, she was employed by RCA Corporation. Ms. Olin has a Bachelor of Arts degree from Queens College.

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

         The Board of the Trust (including Independent Trustees) have approved the initial Management Agreement and its renewals. Each Investor consented to the terms and conditions of the initial Management Agreement by subscribing to acquire Investor Shares in the Trust. The Management Agreement will remain in effect year to year thereafter as long as it is approved at least annually by
(i) either the Board of the Trust or a majority in interest of the Investors and
(ii) a majority of the Independent Trustees. The agreement is subject to termination at any time on 60 days' prior notice by the Board, a majority in interest of the Investors or the Managing Shareholder. The agreement is subject to amendment by the parties with the approval of (i) either the Board or a majority in interest of the Investors and (ii) a majority of the Independent Trustees.

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

(e)  The Trustees.

         The 1940 Act requires the Independent Trustees to be individuals who are not "interested persons" of the Trust as defined under the 1940 Act (generally, persons who are not affiliated with the Trust or with affiliates of the Trust). There must always be at least two Independent Trustees; a larger number may be specified by the Board from time to time. Each Independent Trustee has an indefinite term. Vacancies in the authorized number of Independent Trustees will be filled by vote of the remaining Board members so long as there is at least one Independent Trustee; otherwise, the Managing Shareholder must call a special meeting of Investors to elect Independent Trustees. Vacancies must be filled within 90 days. An Independent Trustee may resign effective on the designation of a successor and may be removed for cause by at least two-thirds of the remaining Board members or with or without cause by action of the holders of at least two-thirds of Shares held by Investors. Under the Declaration, the Independent Trustees are authorized to act only where their consent is required under the 1940 Act and to exercise a general power to review and oversee the Managing Shareholder's other actions. They are under a fiduciary duty similar to that of corporate directors to act in the Trust's best interest and are entitled to compel action by the Managing Shareholder to carry out that duty, if necessary, but ordinarily they have no duty to manage or direct the management of the Trust outside their enumerated responsibilities.

         The Independent  Trustees of the Trust are Ralph O. Hellmold,  Jonathan
C. Kaledin and Joseph Ferrante, Jr. Set forth below is certain information concerning the Independent Trustees, who also serve as independent trustees of Ridgewood Power III and as independent panel members of Ridgewood Power V. Both are independent power programs sponsored by Ridgewood Power. Independent panel members must approve transactions between their program and the Managing Shareholder or companies affiliated with the Managing Shareholder, but have no other responsibilities. Neither Mr. Hellmold nor Mr. Kaledin nor Mr. Ferrante is otherwise affiliated with the Trust, any of the Trust's officers or agents, the Managing Shareholder, any other Trustee, any affiliates of the Managing Shareholder and any other Trustees, or any director, officer or agent of any of the foregoing.

         Ralph O. Hellmold, age 60, is Chairman of The Private Investment Banking Company ("PIBC") and President of Hellmold Associates, Inc., both of which are financial advisory firms that assist companies raise capital, divest or acquire businesses or restructure corporate organizations. Other financial advisory services provided by PIBC and Hellmold Associates, Inc. include mergers and acquisitions advice, valuations, fairness opinions and expert witness testimony. In addition to working with troubled companies or their creditors, Hellmold Associates, Inc. also acts as general partner of funds that invest in the securities of financially distressed companies.

         From 1987 to 1990, when he formed Hellmold Associates, Inc., Mr. Hellmold was a Managing Director at Prudential-Bache Capital Funding, where he served as co-head of the Corporate Finance Group, co-head of the Investment Banking Committee and head of the Financial Restructuring Group. From 1974 to 1987, Mr. Hellmold was a partner at Lehman Brothers and its successors, where he worked in the General Corporate Finance Group and co-founded the Financial Restructuring Group. Prior thereto, he was a research analyst at Lehman Brothers and at Francis I. du Pont & Company. He received his undergraduate degree magna cum laude from Harvard College and an M.I.A. from Columbia University. He is a Chartered Financial Analyst and a member of the New York Society of Security Analysts. Mr. Hellmold is the holder of one- half share in each of Power I and Power II, a shareholder of one-half Share in the Trust and a limited partner or shareholder in numerous limited partnerships and a business trust sponsored by Ridgewood Energy to invest in oil and gas development and related businesses. Mr. Hellmold is a director of Core Materials Corporation, Columbus, Ohio and of International Aircraft Investors, Torrance, California.

         Jonathan C. Kaledin, age 43, has been New York Regional Counsel of The Nature Conservancy, the international land conservation organization, since September 1995. From 1990 to June 1995, he was the Executive Director of the National Water Funding Council ("NWFC"), an advocacy and public affairs organization representing municipalities, businesses, financial institutions and others on the financial aspects of clean water infrastructure projects required by the federal Clean Water Act and the federal Safe Drinking Water Act.. Prior to running the NWFC, Mr. Kaledin practiced law in both the private and public sectors, specializing in environmental and real estate matters. Mr. Kaledin received his undergraduate degree magna cum laude from Harvard College and a law degree from New York University.

         The Independent Trustees and the Managing Shareholder expanded the number of Independent Trustees to three in January 2000 and elected Joseph
Ferrante, Jr. as the additional Independent Trustee. Mr. Ferrante, age 56, has been a lawyer in private practice in Ridgewood, New Jersey for more than five years specializing in business and taxation matters. He received a Juris Doctor degree in law from the George Washington University and his undergraduate degree from the Johns Hopkins University. He advises a large number of start-up and entrepreneurial companies.

         The Corporate Trustee of the Trust is Ridgewood Holding. Legal title to Trust Property is now and in the future will be in the name of the Trust, if possible, or Ridgewood Holding as trustee. Ridgewood Holding is also a trustee of Power I, Power III, Power IV, Power V, the Growth Fund, the Egypt Fund, and of an oil and gas business trust sponsored by Ridgewood Energy and is expected to be a trustee of other similar entities that may be organized by the Managing Shareholder and Ridgewood Energy. The President, sole director and sole stockholder of Ridgewood Holding is Robert E. Swanson; its other executive officers are identical to those of the Managing Shareholder. See -- Managing Shareholder. The principal office of Ridgewood Holding is at 1105 North Market Street, Suite 1300, Wilmington, Delaware 19899.

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

(g)  RPM.

         As discussed above at Item 1 - Business, RPM has assumed day-to-day management responsibility for the Monterey Project, effective January 1, 1996 and operating responsibility for the California Pumping Project in October 1998 and had assumed certain responsibilities for the San Diego Project in early 1997 until its sale. Like the Managing Shareholder, RPM is controlled by Robert E. Swanson. It has entered into an "Operation Agreement" with certain of the Trust's subsidiaries, effective January 1, 1996, under which RPM, under the supervision of the Managing Shareholder, provides the management, purchasing, engineering, planning and administrative services for those Projects that were previously furnished by employees of the Trust or by unaffiliated professionals or consultants and that were borne by the Trust or Projects as operating expenses. To the extent that those services were provided by the Managing Shareholder and related directly to the operation of the Project, RPM charges the Trust at its cost for these services and for the Trust's allocable amount of certain overhead items. RPM shares space and facilities with the Managing Shareholder and its Affiliates. To the extent that common expenses can be reasonably allocated to RPM, the Managing Shareholder may, but is not required to, charge RPM at cost for the allocated amounts and such allocated amounts will be borne by the Trust and other programs. Common expenses that are not so allocated are borne by the Managing Shareholder.

         Initially, the Managing Shareholder does not anticipate charging RPM for the full amount of rent, utility supplies and office expenses allocable to RPM. As a result, both initially and on an ongoing basis the Managing Shareholder believes that RPM's charges for its services to the Trust are likely to be materially less than its economic costs and the costs of engaging comparable third persons as managers. RPM will not receive any compensation in excess of its costs.

         Allocations of costs will be made either on the basis of identifiable direct costs, time records or in proportion to each program's investments in Projects managed by RPM; and allocations will be made in a manner consistent with generally accepted accounting principles.

         RPM will not provide any services related to the administration of the Trust, such as investment, accounting, tax, investor communication or regulatory services, nor will it participate in identifying, acquiring or disposing of Projects. RPM will not have the power to act in the Trust's name or to bind the Trust, which will be exercised by the Managing Shareholder or the Trust's officers, although it may be authorized to act on behalf of the subsidiaries that own Projects.

         The Operation Agreement does not have a fixed term and is terminable by RPM, by the Managing Shareholder or by vote of a majority of interest of Investors, on 60 days' prior notice. The Operation Agreement may be amended by agreement of the Managing Shareholder and RPM; however, no amendment that materially increases the obligations of the Trust or that materially decreases the obligations of RPM shall become effective until at least 45 days after notice of the amendment, together with the text thereof, has been given to all Investors.

     The  executive  officers  of RPM  are Mr.  Swanson  (President),  Mr.  Gold
(Executive Vice President), Mr. Quinn (Executive Vice President and Chief Operating Officer), Mr. Gulino (Senior Vice President and General Counsel), Mr. Naunton (Vice President and Chief Financial Officer) and Ms. Olin (Vice President).

Item 11.  Executive Compensation.

         Through 1995, the executive officers of the Trust and the Managing Shareholder were compensated by Ridgewood Energy. The Trust was not charged for their compensation; the Managing Shareholder remitted a portion of the fees paid to it by the Trust to reimburse Ridgewood Energy for employment costs incurred on the Managing Shareholder's business. Beginning in 1996, the Managing Shareholder compensates these persons without additional payments by the Trust and will be reimbursed by Ridgewood Energy for costs related to Ridgewood Energy's business. The Trust reimburses RPM at allocable cost for services provided by RPM's employees; no such reimbursement per employee exceeded $60,000 in 2000 or 1999. Information as to the fees payable to the Managing Shareholder and certain affiliates is contained at Item 13 -- Certain Relationships and Related Transactions.

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

         In 2000 and 1999, as stated at Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters, as well as in prior years, the Trust made distributions to the Managing Shareholder (which is a member of the Board of the Trust) as stated at Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters. In addition, the Trust and its subsidiaries paid fees and reimbursements to the Managing Shareholder and its affiliates as follows:


                     2000     1999       1998        1997        1996

Managing
Shareholder  $       -0-     55,607     381,594     401,085   328,952

RPM Cost
Reimbursements  $  3,032,954  2,841,952  1,470,207  1,610,806  1,207,252

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

         The management fee, payable monthly under the Management Agreement at the annual rate of 2.5% of the Trust's net asset value, began on the date the first Project was acquired and compensates the Managing Shareholder for certain management, administrative and advisory services for the Trust. Under the Declaration of Trust, the annual rate fell to 1.5% per year beginning February 1, 1999. Beginning April, 1999, the Managing Shareholder waived the fee. Effective January 1, 2001, it resumed payment of the management fee at the 1.5% of net asset value annual rate.

         In addition to the foregoing, the Trust reimbursed the Managing Shareholder at cost for expenses and fees of unaffiliated persons engaged by the Managing Shareholder for Trust business and in years before 1996 for payroll and other costs of operation of the Monterey and California Pumping Projects. In 1996 and 1997, these reimbursements were paid to RPM. The reimbursements to RPM, which do not exceed its actual costs and allocable overhead, are described at
Item 10(g) - Directors and Executive Officers of the Registrant -- RPM.

         Other  information  in response to this item is reported in response to
Item 11 -- Executive Compensation, which information is incorporated by reference into this Item 13.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Financial Statements.

     See the Index to Financial Statements in Item 8 hereof.

(b) Reports on Form 8-K.

     No Forms 8-K were filed with the Commission by the Registrant during the quarter ending December 31, 2000.

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

Signature                         Title                     Date

RIDGEWOOD ELECTRIC POWER TRUST II (Registrant)

By: /s/Robert E. Swanson    President and Chief       March 30, 2001
     Robert E. Swanson       Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/Robert E. Swanson    President and Chief       March 30, 2001
     Robert E. Swanson       Executive Officer

By: /s/Christopher I. Naunton  Vice President and    March 30, 2001
     Christopher I. Naunton     Chief Financial Officer

RIDGEWOOD POWER LLC        Managing Shareholder             March 30, 2001

By: /s/Robert E. Swanson    President
      Robert E. Swanson

/s/Robert E. Swanson   *    Independent Trustee             March 30, 2001
   Ralph O. Hellmold

 /s/Robert E. Swanson  *    Independent Trustee             March 30, 2001
    Jonathan C. Kaledin

 /s/Robert E. Swanson  *    Independent Trustee             March 30, 2001
    Joseph Ferrante, Jr.

*  Robert E. Swanson, as attorney-in-fact for the Independent Trustee

                        Ridgewood Electric Power Trust II

                              Financial Statements

                        December 31, 2000, 1999 and 1998

                        Report of Independent Accountants


To the Shareholders and Trustees of
Ridgewood Electric Power Trust II:

In our opinion, the accompanying balance sheets and the statements of operations, changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust II (the "Trust") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As explained in Note 2, the financial statements include investments valued at $10,751,582 and $10,274,790 (91% and 86% of shareholders' equity, respectively) as of December 31, 2000 and 1999, respectively, whose values have been estimated by management in the absence of readily ascertainable market values. We have reviewed the procedures used by management in arriving at their estimate of value and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for those investments existed, and the differences could be material to the financial statements.


PricewaterhouseCoopers LLP
New York, NY
March 23, 2001

Ridgewood Electric Power Trust II
Balance Sheet
--------------------------------------------------------------------------------

                                                      December 31,
                                               ----------------------------
                                                   2000            1999
                                               ------------    ------------
Assets:
Investments in power generation projects ...   $ 10,751,582    $ 10,274,790
Cash and cash equivalents ..................         89,829         537,541
Notes receivable from sale of investment ...      1,283,327       1,729,181
Due from affiliates ........................          6,174            --
Other assets ...............................          4,398           3,306
                                               ------------    ------------
  Total assets .............................   $ 12,135,310    $ 12,544,818
                                               ------------    ------------
Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses ......   $     41,972    $     49,923
Borrowings under line of credit facility ...           --           400,000
Due to affiliates ..........................        270,765         153,191
                                               ------------    ------------
  Total liabilities ........................        312,737         603,114
                                               ------------    ------------
Commitments and contingencies

Shareholders' equity:
Shareholders' equity (235.3775
shares issued and outstanding)
                                                 11,905,591      12,023,530
Managing shareholder's accumulated deficit .        (83,018)        (81,826)
                                               ------------    ------------
  Total shareholders' equity ...............     11,822,573      11,941,704
                                               ------------    ------------
  Total liabilities and shareholders' equity   $ 12,135,310    $ 12,544,818
                                               ------------    ------------









                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust II
Statement of Operations
--------------------------------------------------------------------------------

                                                    Year Ended December 31,
                                        ---------------------------------------
                                           2000          1999          1998
                                        -----------   -----------   -----------

Revenue:
Income from power generation projects   $   556,079   $   131,859   $   953,576
Other income ........................        22,416          --            --
Interest income .....................       134,135       162,686       196,480
                                        -----------   -----------   -----------
 Total revenue ......................       712,630       294,545     1,150,056
                                        -----------   -----------   -----------
Expenses:
Writedown of investment in Pittsfield
 Investors Limited Partnership ......          --            --       2,347,330
Management fee ......................          --          55,607       381,594
Accounting and legal fees ...........        66,342        52,721        75,111
Interest ............................         9,063        27,378         7,081
Miscellaneous .......................        42,290        64,231        43,751
                                        -----------   -----------   -----------
 Total expenses .....................       117,695       199,937     2,854,867
                                        -----------   -----------   -----------

 Net income (loss) ..................   $   594,935   $    94,608   $(1,704,811)
                                        -----------   -----------   -----------










                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust II
Statement of Changes in Shareholders' Equity
For the Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

                                          Managing
                        Shareholders    Shareholder       Total
                        -------------   ------------    ------------
Shareholders' equity,
 January 1, 1998 ....   $ 15,312,360    $    (48,606)   $ 15,263,754

Cash distributions ..     (1,412,273)        (14,265)     (1,426,538)

Net income ..........     (1,687,763)        (17,048)     (1,704,811)
                        ------------    ------------    ------------
Shareholders' equity,
 December 31, 1998 ..     12,212,324         (79,919)     12,132,405

Cash distributions ..       (282,456)         (2,853)       (285,309)

Net loss ............         93,662             946          94,608
                        ------------    ------------    ------------
Shareholders' equity,
 December 31, 1999 ..     12,023,530         (81,826)     11,941,704

Cash distributions ..       (706,925)         (7,141)       (714,066)

Net income ..........        588,986           5,949         594,935
                        ------------    ------------    ------------
Shareholders' equity,
 December 31, 2000 ..   $ 11,905,591    $    (83,018)   $ 11,822,573
                        ------------    ------------    ------------



















                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust II
Statement of Cash Flows
--------------------------------------------------------------------------------

                                               Year Ended December 31,
                                     -----------------------------------------
                                        2000           1999           1998
                                     -----------    -----------    -----------
Cash flows from operating
 activities:
Net income (loss) ................   $   594,935    $    94,608    $(1,704,811)
                                     -----------    -----------    -----------
Adjustments  to  reconcile
  net income  (loss) to cash
  flows from  operating
  activities
Writedown of investment in
 Pittsfield Investors Limited
 Partnership .....................          --             --        2,347,330
Proceeds from note receivable ....       445,854        411,685        380,135
Investments in power
 generation projects .............      (476,792)          --         (208,553)
Return of investments in
 power generation projects .......          --          319,612           --
Changes in assets and liabilities:
 (Increase) decrease in other
  assets .........................        (1,092)           282         (1,152)
 (Increase) decrease in due
  from affiliates ................        (6,174)         8,819         (8,819)
 (Decrease) increase in accounts
  payable and accrued expenses ...        (7,951)       (50,974)        68,711
 Increase (decrease) in due
  to affiliates ..................       117,574        (61,182)        77,879
                                     -----------    -----------    -----------
Total adjustments ................        71,419        628,242      2,655,531
                                     -----------    -----------    -----------
Net cash provided by
 operating activities ............       666,354        722,850        950,720
                                     -----------    -----------    -----------
Cash flows from financing
 activities:
Borrowings under line of
 credit facility .................          --          550,000        300,000
Repayments under line of
 credit facility .................      (400,000)      (450,000)          --
Cash distributions to
 shareholders ....................      (714,066)      (285,309)    (1,426,538)
                                     -----------    -----------    -----------
Net cash used in
 financing activities ............    (1,114,066)      (185,309)    (1,126,538)
                                     -----------    -----------    -----------
Net (decrease) increase
 in cash and cash equivalents ....      (447,712)       537,541       (175,818)
Cash and cash equivalents,
 beginning of year ...............       537,541           --          175,818
                                     -----------    -----------    -----------
Cash and cash equivalents,
 end of year .....................   $    89,829    $   537,541    $      --
                                     -----------    -----------    -----------



                 See accompanying notes to financial statements.

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

3.       Investments in Power Generation Projects

     The Trust had the following investments in power generation and other projects:

                                             December 31,
                                        -------------------------
                                          2000           1999
                                        -----------   -----------
B-3 Limited Partnership .............   $ 4,001,843   $ 4,001,843
Sunnyside Cogeneration Partners, L.P.     5,500,597     5,170,812
California Pumping Project ..........     1,249,142     1,102,135
                                        -----------   -----------
                                        $10,751,582   $10,274,790
                                        -----------   -----------

     The Trust's distribution income from the projects was as follows:

                                           For the Year Ended December 31,
                                           ------------------------------
                                              2000     1999        1998
                                           --------   --------   --------
Pittsfield Investors Limited Partnership   $   --     $   --     $175,725
B-3 Limited Partnership ................    300,014    100,000    250,000
Sunnyside Cogeneration Partners, L.P. ..    247,303       --      515,403
California Pumping Project .............      8,762     31,859     12,448
                                           --------   --------   --------
                                           $556,079   $131,859   $953,576
                                           --------   --------   --------

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

     In exchange for its investment, the Trust is entitled to receive annually a preferred distribution from available cash from the facility equal to 15% of its investment. In the event that in any given year available net cash flow from the project does not at least equal the amount of the preferred minimum return, the amount of such shortfall is payable on a priority basis out of any available net cash flow in subsequent years. The Trust may also be entitled to receive additional distributions from any net cash flow in excess of the 15% return on its investment. The aggregate cost of the Trust's investment in the partnership was $2,347,330. The Trust received distributions of $175,725 from the project for the year ended December 31, 1998.

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

     In exchange for its investment, the Trust is entitled to receive annually a preferred distribution of available net cash flow from the facility equal to 18% of its investment. In the event that in any given year available net cash flow from the project does not at least equal the amount of the preferred minimum return, the amount of such shortfall is payable on a priority basis out of any available net cash flow in subsequent years. The Trust may also be entitled to receive additional distributions from any net cash flow in excess of the 18% return on its investment. The aggregate cost of the Trust's investment in the partnership was $4,001,843. The Trust received distributions of $300,014, $100,000 and $250,000 from the project for the years ended December 31, 2000, 1999, and 1998, respectively.

     Sunnyside Cogeneration Partners, L.P. (known as the Monterey project)
     On January 9, 1995, the Trust acquired 100% of the existing partnership interests of Sunnyside Cogeneration Partners, L.P., which owns and operates a 5.5 megawatt electric cogeneration facility, located in Monterey County, California. Electricity is sold to the Pacific Gas and Electric Company ("PG&E") under a long term contract expiring in 2020. The aggregate cost of the Trust's investment at December 31, 2000 and 1999 was $5,500,597 and $5,170,812, respectively. The Trust received distributions of $247,303 and $515,403 from the project for the years ended December 31, 2000 and 1998, respectively.

     On April 1, 1999, PG&E sued the Trust's subsidiary that owns the Monterey project in the Superior Court of California for the City and County of San Francisco. PG&E alleged that the Project did not meet federal and state efficiency requirements and that accordingly the Project was not entitled to the benefit of discounted natural gas fuel rates allowable to qualifying cogeneration facilities. The lawsuit claimed an unspecified amount of damages. The State lawsuit was dismissed without prejudice and by agreement of the parties and the matter was brought by PG&E to the Federal Energy Regulatory Commission ("FERC") by petition for a determination. PG&E filed with FERC a petition seeking a revocation of the Monterey project's Qualifying Facility status and a refund of certain overpayments PG&E claims it made to the Project, which were not justified due to the Project's failure to maintain Qualifying Facility status. The FERC proceeding generally involves a determination of the proper location for metering and computing efficiency standards. The Trust believes that its location of the meter is correct for determining such standards and that it will succeed at FERC and retain its Qualifying Facility status and that no refunds will be required. All of the required or permitted filings have been prepared and submitted to the FERC and the parties are awaiting a decision. No other activity on this matter is anticipated until such FERC decision.

     On December 31, 1998 the Trust, through subsidiaries, filed a legal complaint in the Superior Court of California for Monterey County against Waukesha-Pierce, Inc. and subsidiaries, alleging that the subsidiaries had not disclosed the existence of an obligation of the Monterey project to Pacific Gas and Electric Company and therefore breached a warranty in the acquisition agreement. The claim was for approximately $273,000 plus interest and expenses. Waukesha-Pierce, Inc. was included in the proceeding as a contractual guarantor. On January 17, 1999, a separate action against Waukesha-Pierce, Inc. was filed by the Trust's subsidiaries in the United States District Court for the Northern District of Texas to enforce the guaranty. The parties agreed to dismiss the Texas case without prejudice before material proceedings resulted. The California case was settled in March 2000; Waukesha-Pierce Inc. agreed to pay the Project $175,000 and to cooperate with the Project in the potential FERC proceedings involving the Monterey project and the Trust agreed to cooperate with Waukesha-Pierce in releasing funds due from PG&E to Waukesha-Pierce. The settlement has not yet been completed as the funds due from PG&E to Waukesha-Pierce have not yet been released by PG&E.

     California Pumping Project
     On March 31, 1995, the Trust acquired a package of natural gas and diesel engines, which drive deep irrigation well pumps in Ventura County, California. The engines' shaft horsepower-hours are sold to farmers. Prior to September 30, 1998, the project was operated by a third party manager and the Trust received a distribution of $0.02 per equivalent kilowatt up to 3,000 running hours per year and $0.01 per equivalent kilowatt for each additional running hour per year. On October 1, 1998, the Trust terminated the operating agreement with the third party manager and Ridgewood Power Management LLC ("Ridgewood Management", formerly Ridgewood Power Management Corporation), an affiliate of the managing shareholder, began operating the project. The project paid $105,840 to the third party manager to terminate the operating agreement. The total investment in the project at December 31, 2000 and 1999 was $1,249,142 and $1,102,135, respectively, and the project has an equivalent of 3 megawatts of power. The operator pays for fuel, maintenance, repair and replacement. The Trust received distributions of $8,762, $31,859 and $12,448 from the project for the years ended December 31, 2000, 1999 and 1998, respectively.

4.   Note Receivable from Sale of Investment

     On June 25, 1997, the Trust sold its entire interest in a chilled water facility to subsidiaries of NRG Energy, Inc. of Minneapolis, Minnesota. As part of the consideration, the Trust received an 8% promissory note in the amount of $2,700,000 payable monthly over six years.

5.   Line of Credit Facility

     During the fourth quarter of 1997, the Trust and its principal bank executed a revolving line of credit agreement, whereby the bank will provide a three year committed line of credit facility of $750,000. In December 2000, the credit facility was extended until March 5, 2001. At December 31, 1999, borrowings under this credit facility equaled $400,000. The balance outstanding at December 31, 1999 was repaid on March 6, 2000. Outstanding borrowings bear interest at LIBOR plus 2.5% (9.07% and 7.81% at December 31, 2000 and 1999, respectively). The amount outstanding under the line of credit facility must be reduced to zero for a thirty day period each year. The credit agreement will require the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1.

6.   Transactions with Managing Shareholder and Affiliates

     The Trust entered into a management agreement with the managing shareholder, under which the managing shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. As compensation to the managing shareholder, the Trust paid to the managing shareholder an annual management fee equal to 2.5% of the net asset value of the Trust payable monthly upon the closing of the Trust. Under the terms of the management agreement, the annual management fee decreased to 1.5% of the net asset value of the Trust effective February 1, 1999. For the years ended December 31, 1999 and 1998, the Trust paid management fees to the managing shareholder of $55,607 and $381,594, respectively. Beginning in April 1999, the managing shareholder waived the management fee to which it is entitled.

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

     Where permitted, in the event the managing shareholder or an affiliate performs brokering services in respect of an investment acquisition or disposition opportunity for the Trust, the managing shareholder or such affiliate may charge the Trust a brokerage fee. Such fee may not exceed 2% of the gross proceeds of any such acquisition or disposition. No such fees have been incurred through December 31, 2000.

     The managing shareholder owns 1.45 shares of the Trust with a cost of $121,800.

     In 1996, under an Operating Agreement with the Trust, Ridgewood Management provides management, purchasing, engineering, planning and administrative services to the power generation project operated by the Trust. Ridgewood Management charges the project at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amount invested in projects managed by Ridgewood Management. During the year ended December 31, 2000, 1999 and 1998, Ridgewood Management charged Sunnyside Cogeneration Partners $109,148, $150,711 and $119,823, respectively, for overhead items allocated in proportion to the amount invested in projects managed. During the years ended December 31, 2000 and 1999 and the three month period ended December 31, 1998, Ridgewood Management charged the California Pumping Project $70,118, $75,818 and $25,973, respectively, for overhead items allocated in proportion to the amount invested in projects managed. Ridgewood Management also charged Sunnyside Cogeneration Partners and the California Pumping Project for all of the direct operating and non-operating expenses incurred during the periods.

7.   Subsequent Event - Pacific Gas and Electric Company Financial Crisis

     All energy generated by the Monterey project is sold to PG&E under a power contract. Currently, and as a result of the deregulation of the California energy market, PG&E has allegedly suffered billions of dollars in losses during the later part of 2000 and to date in 2001. Due to the California energy crisis, PG&E has been unable to pay in full for electrical energy and capacity delivered in December 2000 and January 2001. Accordingly, the Monterey project was unable to pay its natural gas supplier for the gas delivered for those months. In late January, the gas supplier requested assurance of payment before it would agree to provide natural gas during February. Due to PG&E's financial crisis and its inability to pay, the Monterey project was unable on its own to provide an acceptable assurance or to pay the arrears and, as a result, the supplier refused to provide natural gas beyond February 6, 2001.

     On February 1, 2000, PG&E made a partial payment equal to approximately 15% of the amount due for December 2000. On March 5, 2001, PG&E made another partial payment equal to approximately 15% of the amount due January 2001. Those amounts are insufficient, after payroll costs are met, to cover the amount owed to the natural gas supplier. PG&E effectively acknowledges that it owes the project for December and January by virtue of announcing and making a 15% partial payments. On February 6, 2001, the Trust shut down the Monterey project because the supplier of natural gas terminated deliveries of natural gas as of that date. The shut down will be for an indefinite time.

     In addition to its failure to pay the full amount due for December 2000 and January 2001 deliveries, PG&E has indicated in letters to the Monterey project, as well as documents filed with the Securities and Exchange Commission, that it is unable or unwilling to make future payments to Qualifying Facilities, such as the project. The Trust believes that PG&E's ability to pay for the electrical energy and capacity it received or will receive in the future, depends upon, among other things, positive action by the California governor and legislature to fund approximately $12 billion of losses allegedly suffered by California utilities during the last eight months. The Trust expects that any such political solution may be accompanied by executive, legislative or regulatory attempts to reduce unilaterally the amounts owed by PG&E to Qualifying Facilities. In an effort to resolve the California crisis, there have been numerous proposals by the California Public Utilities Commission ("CPUC"), as well as the legislature, to adjust downward the prices paid by California utilities to Qualifying Facilities. The Trust expects that any regulatory proceeding to set an energy price applicable to Qualifying Facilities will be extremely protracted and that a legislative solution, if one were to be enacted and approved by the governor, is likely to be arbitrary and significantly below the avoided cost of the energy to PG&E.

     PG&E has attempted to justify its non-payment by invoking the "force majeure" provisions of the power contract. In essence, PG&E argues that it is excused from its payment obligations because its failure to pay is the result of the CPUC actions in failing to increase its rates to retail customers and is beyond its control. The Trust disagrees and believes that PG&E has breached the contract. The Monterey project, along with the Byron and San Joaquin projects owned by Ridgewood Electric Power Trust III ("Trust III"), filed a lawsuit on February 6, 2001 against PG&E to that effect and are seeking damages equal to lost net revenues for the remaining term of the power contract. By this lawsuit the Trust seeks to have the power contract with PG&E declared null and void so that the Monterey project will be able to sell its electric power on the open market to third party purchasers who will be able to pay currently for such electric power. The Trust expects that it will be able purchase natural gas if it is free from the PG&E contract and able to sell to credit worthy purchasers. The Trust is seeking an accelerated determination by the California court. The Trust is hopeful that an accelerated determination by the court is a possibility considering the power emergency in California, which may get worse as warm weather approaches and power demand increases. Also, in an attempt to get the project back on-line quickly, on March 8, 2001, the managing shareholder, on behalf of the Trust and Trust III, filed with FERC a "Request For Emergency Relief and Extension of Waiver of Qualifying Facility Regulations" in which the managing shareholder likewise seeks an order from FERC permitting Qualifying Facilities to sell to third parties.

     Until the Monterey project can restart profitably, it will remain shut down, it will incur payroll and shutdown costs and it will not earn revenue. For the reasons described above, the Trust cannot estimate when it will restart the Monterey project or what its short-term and long-term prospects may be. At this time, the Trust does not believe that a long-term impairment of the Monterey Project's value has occurred.

POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that the undersigned, Ralph O. Hellmold, appoints Robert E. Swanson and Martin V. Quinn, and each of them, as his true and lawful attorneys-in-fact with full power to act and do all things necessary, advisable or appropriate, in their discretion, to execute on his behalf as an Independent Trustee of Ridgewood Electric Power Trust II and of Ridgewood Electric Power Trust III, the Annual Reports on Form 10-K for the year ended December 31, 2000 for each of the above-named trusts, and all amendments or documents relating thereto.

         IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 24th day of March, 2001, at Carlsbad, California.

                                                    /s/Ralph O. Hellmold
                                                       Ralph O. Hellmold

POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that the undersigned, Jonathan C. Kaledin, appoints Robert E. Swanson and Martin V. Quinn, and each of them, as his true and lawful attorneys-in-fact with full power to act and do all things necessary, advisable or appropriate, in their discretion, to execute on his behalf as an Independent Trustee of Ridgewood Electric Power Trust II and of Ridgewood Electric Power Trust III, the Annual Reports on Form 10-K for the year ended December 31, 2000 for each of the above-named trusts, and all amendments or documents relating thereto.

         IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 24th day of March, 2001, at Carlsbad, California

                                                     /s/Jonathan C. Kaledin
                                                        Jonathan C. Kaledin

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that the undersigned, Joseph Ferrante, Jr., appoints Robert E. Swanson and Martin V. Quinn, and each of them, as his true and lawful attorneys-in-fact with full power to act and do all things necessary, advisable or appropriate, in their discretion, to execute on his behalf as an Independent Trustee of Ridgewood Electric Power Trust II and of Ridgewood Electric Power Trust III, the Annual Reports on Form 10-K for the year ended December 31, 2000 for each of the above-named trusts, and all amendments or documents relating thereto.

         IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 24th day of March, 2001, at Carlsbad, California

                                                     /s/ Joseph Ferrante, Jr.
                                                         Joseph Ferrante, Jr.