Form 10-Q
period 2001-03-31
RIDGEWOOD ELECTRIC POWER TRUST II
filed 2001-05-15
CIK 895993

RIDGEWOOD ELECTRIC POWER TRUST II
947 LINWOOD AVENUE
RIDGEWOOD, NEW JERSEY 07450-2939
TEL. (201) 447-9000


May 14, 2001


Securities and Exchange Commission
Washington, D.C. 20549

Dear Commission:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith a Quarterly Report on Form 10-Q for the period ended March 31, 2001.

If you have any questions, please contact the undersigned or our counsel, Daniel
V. Gulino, at this office.

Sincerely,

RIDGEWOOD ELECTRIC POWER TRUST II

/s/Christopher I. Naunton
Christopher I. Naunton, Vice President
 and Chief Financial Officer

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.


                  For the quarterly period ended March 31, 2001
                         Commission file Number 0-21304

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

Item 1. Financial Statements








                                          Ridgewood Electric Power Trust II

                                                 Financial Statements

                                                    March 31, 2001

Ridgewood Electric Power Trust II
Balance Sheet
--------------------------------------------------------------------------------

                                            March 31, 2001
                                              (unaudited)    December 31, 2000
                                              ------------   -------------
Assets:
Investments in power generation projects ..   $ 10,385,782    $ 10,751,582
Cash and cash equivalents .................        258,577          89,829
Notes receivable from sale of investment ..      1,166,197       1,283,327
Due from affiliates .......................         23,812           6,174
Other assets ..............................          5,141           4,398
                                              ------------    ------------
 Total assets .............................   $ 11,839,509    $ 12,135,310
                                              ------------    ------------

Liabilities and Shareholders' Equity:

Liabilities:
Accounts payable and accrued expenses .....   $      6,928    $     41,972
Due to affiliates .........................         25,693         270,765
                                              ------------    ------------
 Total liabilities ........................         32,621         312,737
                                              ------------    ------------

Commitments and contingencies

Shareholders' equity:
Shareholders' equity (235.3775 shares
 issued and outstanding)
                                                11,890,063      11,905,591
Managing shareholder's accumulated deficit         (83,175)        (83,018)
                                              ------------    ------------
 Total shareholders' equity ...............     11,806,888      11,822,573
                                              ------------    ------------
 Total liabilities and shareholders' equity   $ 11,839,509    $ 12,135,310
                                              ------------    ------------













                 See accompanying note to financial statements.

Ridgewood Electric Power Trust II
Statement of Operations (unaudited)
--------------------------------------------------------------------------------


                                             Three Months Ended
                                             --------------------
                                            March 31,   March 31,
                                               2001       2000
                                             --------    --------
Revenue:
     Income from power generation projects   $   --      $110,523
     Interest income .....................     29,695      34,962
                                             --------    --------
          Total revenue ..................     29,695     145,485
                                             --------    --------
Expenses:
     Management fee ......................     25,693        --
     Accounting and legal fees ...........     13,290       8,079
     Miscellaneous .......................      6,397      13,962
                                             --------    --------
          Total expenses .................     45,380      22,041
                                             --------    --------
         Net (loss) income ...............   $(15,685)   $123,444
                                             --------    --------











                 See accompanying note to financial statements.

Ridgewood Electric Power Trust II
Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------

                                             Managing
                          Shareholders    Shareholder        Total
                          ------------    ------------    -----------

Shareholders' equity,
 December 31, 2000 ....   $ 11,905,591    $    (83,018)   $ 11,822,573

Net loss for the period        (15,528)           (157)        (15,685)
                          ------------    ------------    ------------

Shareholders' equity,
 March 31, 2001 .......   $ 11,890,063    $    (83,175)   $ 11,806,888
                          ------------    ------------    ------------














                  See accompanying note to financial statements

Ridgewood Electric Power Trust II
Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                          Three Months Ended
                                                        ----------------------
                                                        March 31,    March 31,
                                                           2001         2000
                                                        ---------    ---------
Cash flows from operating activities:
Net (loss) income ...................................   $ (15,685)   $ 123,444
                                                        ---------    ---------
Adjustments to reconcile net income
 to net cash flows from operating activities:
Return of investment in power generation projects ...     365,800         --
Investment in power generation projects .............        --       (118,066)
Proceeds from note receivable .......................     117,130      108,153
Changes in assets and liabilities:
Increase in due from affiliates .....................     (17,638)        --
 (Increase) decrease in other assets ................        (743)       1,582
 Decrease in accounts payable and accrued expenses ..     (35,044)     (28,281)
 Decrease in due to affiliates ......................    (245,072)     (21,461)
                                                        ---------    ---------
 Total adjustments ..................................     184,433      (58,073)
                                                        ---------    ---------
Net cash provided by operating activities ...........     168,748       65,371
                                                        ---------    ---------

Cash flows from financing activities:
Repayment of borrowings under line of credit facility        --       (400,000)
                                                        ---------    ---------
Net cash used in financing activities ...............        --       (400,000)
                                                        ---------    ---------

Net decrease in cash and cash equivalents ...........     168,748     (334,629)

Cash and cash equivalents, beginning of period ......      89,829      537,541
                                                        ---------    ---------
Cash and cash equivalents, end of period ............   $ 258,577    $ 202,912
                                                        ---------    ---------









                 See accompanying note to financial statements.

Ridgewood Electric Power Trust II
Note to Financial Statements (unaudited)
--------------------------------------------------------------------------------

1. General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other manners are disclosed in Ridgewood Electric Power Trust II's financial statements included in the 2000 Annual Report on Form 10-K, which should be read in conjunction with these financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.


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

Results of Operations

Total revenue decreased 79.6% to $30,000 in the first quarter of 2001 compared to $145,000 in the first quarter of 2000, primarily because of the absence of distribution income from the Monterey Project. The absence of distributions from the Monterey Project reflects Pacific Gas and Electric Company ("PG&E")'s failure to pay the project for power delivered since December 1, 2000. Interest income decreased from $35,000 in the first quarter of 2000 to $30,000 in the first quarter of 2001 due to lower average cash balances.

Total expenses increased $23,000 (105.9%) to $45,000 in the first quarter of 2001 compared to $22,000 in the same period in 2000, primarily due to the resumption of the management fee, which was $26,000 in the first quarter of 2001.

Liquidity and Capital Resources

Obligations of the Trust are generally limited to payment of the management fee to the Managing Shareholder and payment of certain accounting and legal services to third parties. The Trust ceased making distributions to shareholders in the first quarter of 2001.

The Trust anticipates that its cash flow during 2001 will be adequate to fund its obligations, notwithstanding PG&E's financial difficulties.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As reported by the Trust in it Form 10-K for the year ended December 31, 2000, Sunnyside Cogeneration Partners, L.P., which owns the Monterey Project, is under a long-term power purchase and sale agreement with PG&E. Due to the California energy crisis, PG&E was unable to pay in full for electrical energy and capacity delivered in December 2000 and January 2001. Although partial payments were made by PG&E (15%) the full amount remained due and outstanding. As a result of PG&E's failure to pay, the Monterey Project's gas supplier refused to supply additional gas and the Monterey Project shut operations. As a result of PG&E's failure to pay in full, the Monterey Project, along with the Byron and San Joaquin Projects owned by Ridgewood Electric Power Trust III, filed a lawsuit on February 6, 2001 against PG&E seeking damages for breach of contract equal to lost net revenues for the remaining term of the power contract.

On April 6, 2001, PG&E sought protection from creditors under Chapter 11 of the Bankruptcy Code. As a result, the state litigation instituted by the Monterey Project was automatically stayed pursuant to the Bankruptcy Code. Moreover, the Bankruptcy Code provides PG&E with the ability to reject or assume executory contracts, such as the power contract. As of this date, PG&E has not indicated whether is will assume or reject the Monterey Project's power contract. If PG&E were to reject the power contract, it would as a result be terminated and the Monterey Project would be able to recover "rejection damages" from PG&E which, given the bankruptcy, may not be significant and, in addition, be free to sell its power to the open market. Given current conditions and electric prices in California, which are likely to continue for some period of time, the Monterey Project could sell into such market profitably; however, there is no way to determine whether such sales would equal or exceed any amounts that may have been earned under the power contract.

                                                      SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               RIDGEWOOD ELECTRIC POWER TRUST II
                                         Registrant

May 14, 2001                    By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)