Form 10-Q
period 2001-06-30
RIDGEWOOD ELECTRIC POWER TRUST II
filed 2001-08-14
CIK 895993

RIDGEWOOD ELECTRIC POWER TRUST II
947 LINWOOD AVENUE
RIDGEWOOD, NEW JERSEY 07450-2939
TEL. (201) 447-9000


August 14, 2001


Securities and Exchange Commission
Washington, D.C. 20549

Dear Commission:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith a Quarterly Report on Form 10-Q for the period ended June 30, 2001.

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


                  For the quarterly period ended June 30, 2001

                         Commission file Number 0-21304

                        RIDGEWOOD ELECTRIC POWER TRUST II
            (Exact name of registrant as specified in its charter.)

        Delaware                                      22-3206429
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)

   947 Linwood Avenue, Ridgewood, New Jersey                07450-2939
   ------------------------------------------------------------------------
   (Address of principal executive offices)                  (Zip Code)

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

Item 1. Financial Statements









                        Ridgewood Electric Power Trust II

                              Financial Statements

                                  June 30, 2001

Ridgewood Electric Power Trust II
Balance Sheet (unaudited)
--------------------------------------------------------------------------------


                                                     June 30,      December 31,
                                                       2001           2000
                                                   ------------    ------------

Assets:

Investments in power generation projects .......   $ 10,204,430    $ 10,751,582
Cash and cash equivalents ......................        604,225          89,829
Notes receivable from sale of investment .......      1,046,708       1,283,327
Due from affiliates ............................         18,468           6,174
Other assets ...................................         13,800           4,398
                                                   ------------    ------------
     Total assets ..............................   $ 11,887,631    $ 12,135,310
                                                   ------------    ------------


Liabilities and Shareholders' Equity:

Accounts payable and accrued expenses ..........   $     33,120    $     41,972
Due to affiliates ..............................           --           270,765
                                                   ------------    ------------
     Total liabilities .........................         33,120         312,737
                                                   ------------    ------------
Commitments and contingencies

Shareholders' equity:
Shareholders' equity (235.3775
 shares issued and outstanding) ................     11,937,210      11,905,591
Managing shareholder's accumulated deficit .....        (82,699)        (83,018)
                                                   ------------    ------------
     Total shareholders' equity ................     11,854,511      11,822,573
                                                   ------------    ------------
     Total liabilities and shareholders' equity    $ 11,887,631    $ 12,135,310
                                                   ------------    ------------











                 See accompanying note to financial statements.

Ridgewood Electric Power Trust II
Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                                      Six Months Ended       Three Months Ended
                                    --------------------    -------------------
                                    June 30,    June 30,    June 30,    June 30,
                                      2001        2000        2001        2000
                                    --------    --------    --------    --------
Revenue:
Income from power
 generation projects ...........    $134,806    $319,285    $134,806    $208,762
Other income ...................        --        16,713        --        16,713
Interest income ................      56,817      73,237      27,122      38,275
                                    --------    --------    --------    --------
      Total revenue ............     191,623     409,235     161,928     263,750
                                    --------    --------    --------    --------
Expenses:
Accounting and legal fees ......      50,920      21,293      37,630      13,214
Management fee .................      88,669        --        62,976        --
Interest expense ...............        --         9,063        --          --
Miscellaneous ..................      20,096      15,411      13,699      10,512
                                    --------    --------    --------    --------
      Total expenses ...........     159,685      45,767     114,305      23,726
                                    --------    --------    --------    --------
Net income .....................    $ 31,938    $363,468    $ 47,623    $240,024
                                    --------    --------    --------    --------









                 See accompanying note to financial statements.

Ridgewood Electric Power Trust II
Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------

                                                    Managing
                                   Shareholders    Shareholder          Total
                                    -----------    ------------     ------------

Shareholders' equity,
 December 31, 2000 ............     $11,905,591     $   (83,018)     $11,822,573

Net income for the period .....          31,619             319           31,938
                                    -----------     -----------      -----------

Shareholders' equity,
 June 30, 2001 ................     $11,937,210     $   (82,699)     $11,854,511
                                    -----------     -----------      -----------



















                  See accompanying note to financial statements

Ridgewood Electric Power Trust II
Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                         Six Months Ended
                                                       ------------------------
                                                       June 30,       June 30,
                                                         2001           2000
                                                       ---------      ---------
Cash flows from operating activities:
Net income .......................................     $  31,938      $ 363,468
                                                       ---------      ---------
Adjustments to reconcile net income
 to net cash flows from operating
 activities:
Return of  (Additional) investment
 in power generation projects, net ...............       547,152       (150,302)
Proceeds from note receivable ....................       236,619        218,483
Changes in assets and liabilities:
Increase in due from affiliates ..................       (12,294)        (2,361)
(Increase) decrease in other assets ..............        (9,402)         2,735
Decrease in accounts payable and
 accrued expenses ................................        (8,852)       (35,111)
Decrease in due to affiliates ....................      (270,765)      (153,191)
                                                       ---------      ---------
 Total adjustments ...............................       482,458       (119,747)
                                                       ---------      ---------
 Net cash provided by operating activities .......       514,396        243,721
                                                       ---------      ---------
Cash flows from financing activities:
Cash distributions to shareholders ...............          --         (238,554)
Repayment of line of credit facility .............          --         (400,000)
                                                       ---------      ---------
 Net cash used in financing activities ...........          --         (638,554)
                                                       ---------      ---------
Net increase (decrease)
in cash and cash equivalents .....................       514,396       (394,833)
Cash and cash equivalents,
 beginning of year ...............................        89,829        537,541
                                                       ---------      ---------
Cash and cash equivalents,
 end of period ...................................     $ 604,225      $ 142,708
                                                       ---------      ---------




                 See accompanying note to financial statements.

Ridgewood Electric Power Trust II
Note to Financial Statements (unaudited)
--------------------------------------------------------------------------------

1. General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair representation of the results for the interim periods. The December 31, 2000 financial information has been derived from the audited financial statements for the year ended December 31, 2000. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000 which were included as part of Ridgewood Electric Power Trust II's Annual Report on Form 10-K. The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.


2. Legal Matters

As reported by the Trust in its Form 10-K for the year ended December 31, 2000, Sunnyside Cogeneration Partners, L.P., which owns the Monterey Project, is under a long-term power purchase and sale agreement with Pacific Gas & Electric Company ("PG&E"). Due to the California energy crisis, PG&E was unable to pay in full for electrical energy and capacity delivered in December 2000 and January 2001. Although partial payments were made by PG&E (15%) the full amount remained due and outstanding. As a result of PG&E's failure to pay, the Monterey Project's gas supplier refused to supply additional gas and the Monterey Project shutdown operations. As a result of PG&E's failure to pay in full, the Monterey Project, along with the Byron and San Joaquin Projects owned by Ridgewood
Electric Power Trust III, filed a lawsuit on February 6, 2001 against PG&E seeking damages for breach of contract equal to lost net revenues for the remaining term of the power contract.

On April 6, 2001, PG&E sought protection from creditors under Chapter 11 of the Bankruptcy Code. As a result, the state litigation instituted by the Monterey Project was automatically stayed pursuant to the Bankruptcy Code. Moreover, the Bankruptcy Code provides PG&E with the ability to reject or assume executory contracts, such as the power contract. On July 13, 2001, Sunnyside Cogeneration Partners, L.P. entered into an agreement ("Agreement") with PG&E, which agreement was one of three different amendments to power purchase agreements that PG&E and Qualified Facilities ("QF") could voluntarily accept and which were pre-approved by the California Public Utilities Commission. The Agreement was approved by the Bankruptcy Court on July 13, 2001 and has an effective date of August 1, 2001. Essentially, the Agreement, and related amendment to the power purchase agreement ("PPA"), amends the energy pricing provision thereof to substitute, for a term of five years, a fixed energy price for the short-run avoided cost ("SRAC") energy rate calculation. No other provision of the PPA is amended by virtue of the Agreement and upon expiration of the five-year term, the SRAC methodology is reinstated. In addition, pursuant to the Agreement PG&E has assumed the Sunnyside PPA in the bankruptcy proceedings, although Sunnyside agreed to wait for PG&E's payment of the outstanding balance owed effectively until the effective date of PG&E's plan of reorganization. The Monterey plant has been operating and delivering electric energy to PG&E as of August 1, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Dollar amounts in this discussion are rounded to the nearest $1,000.

Introduction

The Trust carries its investment in Projects at fair value and does not consolidate its financial statements with the financial statements of the Projects. Revenue is recorded by the Trust when distributions are declared by the Projects. Trust revenues may fluctuate from period to period depending on the operating cash flow generated by the Projects and the amount of cash retained by the Projects to fund capital expenditures.

Results of Operations

As summarized below, total revenue decreased 113% to $192,000 in the first six months of 2001 compared to $409,000 in the same period in 2000, primarily because of lower distributions from the Columbia and Monterey projects. Revenue also decreased 63% to $162,000 in the second quarter of 2001 compared to $264,000 in the same period in 2000, primarily due to the lower distribution from the Columbia project.

Project                    Six months ended June 30, Three months ended June 30,
-------                       ----------------------      ----------------------
                                2001          2000          2001         2000
                              --------      --------      --------      --------
Monterey ...............      $   --        $110,000      $   --        $   --
Columbia ...............       100,000       200,000       100,000       200,000
Pump Services ..........        35,000         9,000        35,000         9,000
Other income ...........          --          17,000          --          17,000
Interest income ........        57,000        73,000        27,000        38,000
                              --------      --------      --------      --------
                              $192,000      $409,000      $162,000      $264,000
                              --------      --------      --------      --------

The Monterey project did not operate for the majority of the first six months of 2001 due to the bankruptcy filing of Pacific Gas & Electric Company ("PG&E") and related legal proceedings. Thus no distributions were made to the Trust in 2001. The Monterey project did not make distributions to the Trust in the second quarter of 2000 because of costs associated with scheduled major engine maintenance and legal costs associated with the proceedings with PG&E (see Legal Proceedings below).

The decrease in revenues from Columbia reflects decreased revenues at the project level from disposal of construction and demolition material as well as the timing of distributions from the project to the Trust. The increase in distributions from the Pump Services investment reflects an increase in rates charged to its customers in 2001.

Other income reflects the reimbursement of the Trust's legal defense costs from a lawsuit that was dismissed in a prior year.

Interest income declined primarily because interest represents a smaller portion of the constant monthly payment from the note received from the sale of the San Diego project in 1997.

Total expenses increased $90,000 (375%) to $114,000 in the second quarter of 2001 compared to $24,000 in the same period in 2000, primarily due to the resumption of the management fee. The increase in total expenses from $46,000 in the first six months of 2000 to $160,000 in the same period in 2001 also reflects the resumption of the management fee, which was waived during 2000.


Liquidity and Capital Resources

In 1997, the Trust and Fleet Bank, N.A. (the "Bank") entered into a revolving line of credit agreement, whereby the Bank provides a committed line of credit facility of $750,000. The line of credit facility expires in July 2002. Outstanding borrowings bear interest at the Bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1. The credit facility was obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders. Borrowings under the credit facility of $400,000 at December 31, 1999 were repaid in the quarter ended March 31, 2000.

Obligations of the Trust are generally limited to payment of the management fee to the Managing Shareholder and payments for certain accounting and legal services to third persons. The Trust ceased making distributions to its shareholders in the first quarter of 2001.

The Trust anticipates that its cash flow from operations during 2001 will be adequate to fund its obligations, notwithstanding PG&E's financial difficulties. (see Legal Proceedings below)


Forward-looking statement advisory

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As reported by the Trust in its Form 10-K for the year ended December 31, 2000, Sunnyside Cogeneration Partners, L.P., which owns the Monterey Project, is under a long-term power purchase and sale agreement with Pacific Gas & Electric Company ("PG&E"). Due to the California energy crisis, PG&E was unable to pay in full for electrical energy and capacity delivered in December 2000 and January 2001. Although partial payments were made by PG&E (15%) the full amount remained due and outstanding. As a result of PG&E's failure to pay, the Monterey Project's gas supplier refused to supply additional gas and the Monterey Project shutdown operations. As a result of PG&E's failure to pay in full, the Monterey Project, along with the Byron and San Joaquin Projects owned by Ridgewood
Electric Power Trust III, filed a lawsuit on February 6, 2001 against PG&E seeking damages for breach of contract equal to lost net revenues for the remaining term of the power contract.

On April 6, 2001, PG&E sought protection from creditors under Chapter 11 of the Bankruptcy Code. As a result, the state litigation instituted by the Monterey Project was automatically stayed pursuant to the Bankruptcy Code. Moreover, the Bankruptcy Code provides PG&E with the ability to reject or assume executory contracts, such as the power contract. On July 13, 2001, Sunnyside Cogeneration Partners, L.P. entered into an agreement ("Agreement") with PG&E, which agreement was one of three different amendments to power purchase agreements that PG&E and Qualified Facilities ("QF") could voluntarily accept and which were pre-approved by the California Public Utilities Commission. The Agreement was approved by the Bankruptcy Court on July 13, 2001 and has an effective date of August 1, 2001. Essentially, the Agreement, and related amendment to the power purchase agreement ("PPA"), amends the energy pricing provision thereof to substitute, for a term of five years, a fixed energy price for the short-run avoided cost ("SRAC") energy rate calculation. No other provision of the PPA is amended by virtue of the Agreement and upon expiration of the five-year term, the SRAC methodology is reinstated. In addition, pursuant to the Agreement PG&E has assumed the Sunnyside PPA in the bankruptcy proceedings, although Sunnyside agreed to wait for PG&E's payment of the outstanding balance owed effectively until the effective date of PG&E's plan of reorganization. The Monterey plant has been operating and delivering electric energy to PG&E as of August 1, 2001.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  RIDGEWOOD ELECTRIC POWER TRUST II
                                                   Registrant

August 14, 2001                 By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)