Form 10-Q
period 2001-09-30
RIDGEWOOD ELECTRIC POWER TRUST II
filed 2001-11-14
CIK 895993

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.


                For the quarterly period ended September 30, 2001

                         Commission file Number 0-21304

                        RIDGEWOOD ELECTRIC POWER TRUST II
            (Exact name of registrant as specified in its charter.)

    Delaware                                         22-3206429
(State or other jurisdiction                         ----------
 of incorporation or organization)                (I.R.S. Employer
                                                  Identification No.)

 947 Linwood Avenue, Ridgewood, New Jersey           07450-2939
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

Item 1. Financial Statements









                        Ridgewood Electric Power Trust II

                              Financial Statements

                               September 30, 2001

Ridgewood Electric Power Trust II
Balance Sheet (unaudited)
-------------------------------------------------------------------------------


                                               September 30,        December 31,
                                                    2001               2000
                                               -------------      --------------

Assets:

Investments in power generation projects ......   $ 10,660,818    $ 10,751,582
Cash and cash equivalents, including
restricted cash of $202,570 and
     $0, respectively .........................        784,127          89,829
Notes receivable from sale of investment ......        927,929       1,283,327
Due from affiliates ...........................         15,226           6,174
Other assets ..................................         61,498           4,398
                                                  ------------    ------------

     Total assets .............................   $ 12,449,598    $ 12,135,310
                                                  ------------    ------------


Liabilities and Shareholders' Equity:

Accounts payable and accrued expenses .........   $     38,372    $     41,972
Due to affiliates .............................        518,837         270,765
                                                  ------------    ------------

     Total liabilities ........................        557,209         312,737
                                                  ------------    ------------

Commitments and contingencies .................           --              --

Shareholders' equity:
Shareholders' equity (235.3775 shares
 issued and outstanding) ......................     11,974,709      11,905,591
Managing shareholder's accumulated deficit ....        (82,320)        (83,018)
                                                  ------------    ------------

     Total shareholders' equity ...............     11,892,389      11,822,573
                                                  ------------    ------------

     Total liabilities and shareholders' equity   $ 12,449,598    $ 12,135,310
                                                  ------------    ------------

















                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust II
Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                               Nine Months Ended    Three Months Ended
                              --------------------   -------------------
                                  September 30,       September 30,
                                2001        2000       2001      2000
                              ---------   --------   --------   -------
Revenue:
Income from power generation
 projects ..................   $296,779   $433,281   $161,973   $113,996
Other income ...............       --       22,416       --        5,703
Interest income ............     86,827    104,751     30,010     31,514
                               --------   --------   --------   --------
      Total revenue ........    383,606    560,448    191,983    151,213
                               --------   --------   --------   --------

Expenses:
Accounting and legal fees ..    152,225     42,863    101,305     21,570
Management fee .............    133,003       --       44,334       --
Interest expense ...........       --        9,063       --         --
Miscellaneous ..............     28,562     31,716      8,466     16,305
                               --------   --------   --------   --------
      Total expenses .......    313,790     83,642    154,105     37,875
                               --------   --------   --------   --------

Net income .................   $ 69,816   $476,806   $ 37,878   $113,338
                               --------   --------   --------   --------












                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust II
Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------

                                           Managing
                           Shareholders    Shareholder       Total
                            -----------   ------------   -----------

Shareholders' equity,
 December 31, 2000 ......   $11,905,591   $   (83,018)   $11,822,573

Net income for the period        69,118           698         69,816
                            -----------   -----------    -----------

Shareholders' equity,
 September 30, 2001 .....   $11,974,709   $   (82,320)   $11,892,389
                            -----------   -----------    -----------























                 See accompanying notes to financial statements

Ridgewood Electric Power Trust II
Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                 Nine Months Ended
                                               ----------------------
                                            September 30,   September 30,
                                                 2001         2000
                                               ---------    ----------
Cash flows from operating activities:
Net income .................................   $  69,816    $ 476,806
                                               ---------    ---------
Adjustments to reconcile net income to
 net cash flows from operating
 activities:
Return of  (additional) investment
 in power generation projects, net                90,764     (301,491)
Proceeds from note receivable ..............     355,398      331,036
Changes in assets and liabilities:
Increase in due from affiliates ............      (9,052)        --
(Increase) decrease in other assets ........     (57,100)         488
Decrease in accounts payable
 and accrued expenses ......................      (3,600)      (5,188)
Increase (decrease) in due to affiliates ...     (46,369)     248,072
                                               ---------    ---------
  Total adjustments ........................     (21,524)     624,482
                                               ---------    ---------

  Net cash provided by operating activities      455,282      694,298
                                               ---------    ---------

Cash flows from financing activities:
Cash distributions to shareholders .........       --        (476,309)
Repayment of line of credit facility .......       --        (400,000)
                                               ---------    ---------

  Net cash used in financing activities ....       --        (876,309)
                                               ---------    ---------

Net increase (decrease)  in cash
 and cash equivalents ......................    (421,027)     694,298

Cash and cash equivalents, beginning of year     537,541       89,829
                                               ---------    ---------
Cash and cash equivalents, end
 of period (including restricted cash of
    $202,750 and $0, respectively) .........   $ 784,127    $ 116,514
                                               ---------    ---------




                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust II
Notes to Financial Statements (unaudited)
--------------------------------------------------------------------------------

1. General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair representation of the results for the interim periods. The December 31, 2000 financial information has been derived from the audited financial statements for the year ended December 31, 2000. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000 which were included as part of Ridgewood Electric Power Trust II's Annual Report on Form 10-K.

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

On April 6, 2001, PG&E sought protection from creditors under Chapter 11 of the Bankruptcy Code. As a result, the state litigation instituted by the Monterey Project was automatically stayed pursuant to the Bankruptcy Code. Moreover, the Bankruptcy Code provides PG&E with the ability to reject or assume executory contracts, such as the power contract. On July 13, 2001, Sunnyside Cogeneration Partners, L.P. entered into an agreement ("Agreement") with PG&E, which agreement was one of three different amendments to power purchase agreements that PG&E and Qualified Facilities ("QF") could voluntarily accept and which were pre-approved by the California Public Utilities Commission. The Agreement was approved by the Bankruptcy Court on July 13, 2001 and has an effective date of August 1, 2001. Essentially, the Agreement, and related amendment to the power purchase agreement ("PPA"), amends the energy pricing provision thereof to substitute, for a term of five years, a fixed energy price for the short-run avoided cost ("SRAC") energy rate calculation. No other provision of the PPA is amended by virtue of the Agreement and upon expiration of the five-year term, the SRAC methodology is reinstated. In addition, pursuant to the Agreement, PG&E has assumed the Sunnyside PPA in the bankruptcy proceedings, although Sunnyside agreed to wait for PG&E's payment of the outstanding balance owed effectively until the effective date of PG&E's plan of reorganization. The Monterey plant has been operating and delivering electric energy to PG&E as of August 1, 2001.

3. Subsequent Event

On November 5, 2001, the Managing Shareholder, on behalf of the Trust, distributed a Proxy Statement to all of the Trust's shareholders. The main purpose of the Proxy is to seek shareholder approval to terminate the Trust's current status as a business development company under the Investment Company Act of 1940 and to amend certain provisions of the Declaration of Trust as it relates to the Act. The Trust believes, as a result of its current business operations, that it does not meet the definition of an investment company under the 1940 Act and in the best interest of its shareholders seeks amendment.

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

Results of Operations

As summarized below, total revenue decreased 31% to $384,000 in the first nine months of 2001 compared to $560,000 in the same period in 2000, primarily due to the lower distribution from the Monterey project. Revenue increased 27% to $192,000 in the third quarter of 2001 compared to $151,000 in the same period in 2000. The increase is due to the higher distributions from the Columbia and Pump Services projects, offset by the decrease in distribution from the Monterey project.

Project              Nine months ended   Three months ended
-------               September 30,        September 30,
                  -------------------   -------------------
                    2001      2000        2001       2000
                  -------------------     ----------------
Monterey ......   $   --     $224,000   $   --     $114,000
Columbia ......    200,000    200,000    100,000       --
Pump Services .     97,000      9,000     62,000       --
Other income ..       --       22,000       --        5,000
Interest income     87,000    105,000     30,000     32,000
                  --------   --------   --------   --------
                  $384,000   $560,000   $192,000   $151,000
                  --------   --------   --------   --------

The Monterey project did not operate for the majority of the first nine months of 2001 due to the bankruptcy filing of Pacific Gas & Electric Company ("PG&E") and related legal proceedings. Thus no distributions were made to the Trust in 2001.

The increase in revenues in the third quarter of 2001 from the Columbia project reflects the timing of distributions from the project to the Trust.

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

Total expenses increased $116,000 to $154,000 in the third quarter of 2001 compared to $38,000 in the same period in 2000, primarily due to the resumption of the management fee and professional fees. The increase in total expenses from $84,000 in the first nine months of 2000 to $314,000 in the same period in 2001 also reflects the resumption of the management fee, which was waived during 2000 and professional fees. The increase in accounting and legal fees are attributable to the professional fees incurred by the Trust as it seeks to terminate its status as a Business Development Company under the Investment Company Act of 1940. (See Note 3 under Notes to Financial Statements)

Liquidity and Capital Resources

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

In August 2001, the Trust issued through its Bank a standby letter of credit in the amount of $504,000 to secure the gas purchases of the Monterey project. The Trust used its credit facility and a restricted certificate of deposit in the amount of $202,570 to collateralize the letter of credit.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
See Note 2 under Notes to Financial Statements

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   RIDGEWOOD ELECTRIC POWER TRUST II
                                                   Registrant

November 14, 2001                   By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)