Form 10-K
period 2001-12-31
RIDGEWOOD ELECTRIC POWER TRUST II
filed 2002-04-16
CIK 895993

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     There is no market for the Shares. The aggregate capital contributions made for the Registrant's voting Shares held by non-affiliates of the Registrant at March 30, 2002 was $23,537,750.

Exhibit Index is located on Page 31.

PART I

Item 1.  Business.

Forward-looking statement advisory

         This Annual Report on Form 10-K, as with some other statements made by Ridgewood Electric Power Trust II (the "Trust") from time to time, includes forward-looking statements. These statements discuss business trends and other matters relating to the Trust's future results and business. In order to make these statements, the Trust has had to make assumptions as to the future. It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Trust in the future may be materially different from the Trust's statements here.

         The Trust therefore warns readers of this document that they should not rely on these forward-looking statements without considering all of the things that could make them inaccurate. The Trust's other filings with the Securities and Exchange Commission and its offering materials discuss many (but not all) of the risks and uncertainties that might affect these forward-looking statements.

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

(a)  General Development of Business.

         The Trust was organized as a Delaware business trust on November 20, 1992 to participate in the development, construction and operation of independent power generating facilities ("Independent Power Projects" or "Projects"). Ridgewood Energy Holding Corporation ("Ridgewood Holding"), a Delaware corporation, is the Corporate Trustee of the Trust.

         The Trust sold shares of beneficial interest in the Trust ("Investor Shares") in a private placement offering (the "Offering") which ended on January 31, 1994, at which time it had raised approximately $23.5 million. Net of offering fees, commissions and expenses, the Offering provided approximately $19.4 million of net funds available for investments in the development and acquisition of Projects. The Trust has 483 record holders of Investor Shares (the "Investors"). As described below in Item 1(c)(2), the Trust (and its subsidiaries) owns interests in five Projects.

        The Trust made an election to be treated as a "business development company" under the Investment Company Act of 1940, as amended (the "1940 Act"). On February 27, 1993, the Trust notified the Securities and Exchange Commission of such election and registered the Investor Shares under the Securities Exchange Act of 1934, as amended (the "1934 Act"). On April 29, 1993, the election and registration became effective. On November 5, 2001, the Trust issued to the owners of Investor Shares (the "Investors") a "Notice of Solicitation of Consents," in which the Trust sought the consent of the Investors to withdraw its election to be treated as a "business development company" under the 1940 Act and to make certain amendments to the Trust's Declaration of Trust ("Declaration") as a result of such withdrawal, including, but not limited to, deletion of the provision of the Declaration requiring Independent Trustees. Consents were tabulated at the close of business on January 7, 2002. A total of 235.3775 Investor Shares were outstanding and entitled to be voted. Based on such tabulation, a two-third majority, as required by the Declaration of Trust, consented to such withdrawal and amendments. On January 10, 2002, the Trust filed with the Securities and Exchange Commission a notification to withdraw its election to be treated as a "business development company." As a result of such withdrawal, the Trust now utilizes generally accepted accounting principles for operating companies.


         The Trust is organized similarly to a limited partnership. Ridgewood Power LLC (the "Managing Shareholder"), a Delaware limited liability company, is the Managing Shareholder of the Trust. In general, the Managing Shareholder has the powers of a general partner of a limited partnership. It has complete control of the day to day operation of the Trust. The Managing Shareholder is not regularly elected by the owners of the Investor Shares (the "Investors").

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

     Robert E. Swanson and certain Swanson family trusts own 100% of the equity of the following entities:

o  Ridgewood Securities Corporation ("Ridgewood Securities")- Placement Agent;
o Ridgewood Power Management, LLC ("RPM") - Operates certain of the Projects owned by the Trust and six other trusts organized by the Managing Shareholder;
o Ridgewood Power LLC ("Ridgewood Power")- Managing Shareholder of the Trust and six other trusts;
o Ridgewood Energy Holding Corporation - Corporate Trustee for the Trust and six other trusts; and
o Ridgewood Capital Management LLC ("Ridgewood Capital") - marketing affiliate and manager of seven venture capital funds.

Mr. Swanson has sole voting and investment power over the Swanson family trusts and is the sole manager and chief executive officer of the above entities.

         In addition, the Trust is affiliated with the following trusts (collectively "Other Power Trusts"), which have been organized by the Managing
Shareholder:

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

(1)      The Trust's Investments.

         (i)  Berkshire Project.

         On January 4, 1994, the Trust made an approximately $2.3 million equity investment in Pittsfield Investors Limited Partnership, which was formed to acquire the Berkshire Project, including the assets and business of the Pittsfield Resource Recovery Facility. The Berkshire Project is a waste to energy plant located in Pittsfield, Massachusetts. The Berkshire Project, which has been operating since 1981, burns municipal solid waste supplied by the City of Pittsfield ("Pittsfield"), surrounding communities and other providers. The Trust's partners in the Berkshire Project are subsidiaries of Energy Answers Corporation ("EAC"). EAC made an equity investment of approximately $1.3 million in the Berkshire Project and also serves as manager and operator of the facility.

         The Berkshire Project receives "tipping fees" paid by the waste suppliers based on the number of tons of waste delivered to the facility. Tipping fees paid by Pittsfield are determined under a long-term waste supply agreement, which will remain in effect until November 2004, although the agreement may be cancelled by either party in June 2002. Tipping fees paid by other waste suppliers are based on the spot market (i.e., current market prices). The facility generates additional revenue by selling steam produced from the waste burning process to a nearby paper mill owned by Crane & Co., Inc. ("Crane") under a long-term contract, which will remain in effect until November 2004. The Crane paper mill manufactures currency paper stock used to print United States currency (as well as currency paper stock for other governments).

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

         Distributions from the Berkshire Project ceased in the third quarter of 1998 and have not resumed. In the third quarter of 1998, EAC informed the Trust that significant and undisclosed cost overruns in the construction of an ash handling system for the Berkshire Project had depleted the Project's funds. EAC further advised the Trust that distributions from Berkshire to the Trust were unlikely to resume. The Berkshire Project's ability to continue operations after the expiration of the agreements with Crane and Pittsfield in 2004 is uncertain. This resulted in large part from the 1998 closure of the Pittsfield landfill, which forced the Project to transport ash to a distant landfill site. Accordingly, the Trust wrote down the value of the Project to zero as of December 31, 1998. The Trust has no commitment to fund the Berkshire Project.

     (ii)  Columbia Project.

         On August 31, 1994, the Trust entered into the B-3 Limited Partnership, with affiliates of EAC, the same firm with which the Trust participates in the Berkshire Project. The Trust made an investment of approximately $4 million into the B-3 Limited Partnership to construct a municipal waste transfer station (the "Columbia Project") located in Columbia County, New York. The Columbia Project commenced operations in January 1995.

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

         Distributions from the Columbia Project have been impaired by repeated extensions of the closing deadlines for some local landfills and capacity expansions at other local landfills. If waste can be cheaply deposited at local landfills, there is less demand for consolidating the waste for transfer to distant sites. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

(iii)  Monterey Project.

         On January 9, 1995, the Trust purchased 100% of the equity interests in Sunnyside Cogeneration Partners, L.P., which owns a 5.5 megawatt cogeneration project (the "Monterey Project") located in Salinas, Monterey County, California. The aggregate purchase price was approximately $5.2 million including transaction costs. The Monterey Project has been operating since 1991 and uses natural gas fired reciprocating engines to generate electricity for sale to Pacific Gas and Electric Company ("PG&E") under a long term contract expiring in 2020 (the "Power Contract"). Thermal energy from the Monterey Project is used to provide warm water to an adjacent greenhouse under a long-term contract that also terminates in 2020. The Monterey Project is operated on behalf of the Trust by RPM.

         The Monterey Project is a "Qualifying Facility" or "QF" under the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"). The independent power industry in the United States was created in large part by PURPA and other federal legislation passed in response to the energy crises of the 1970s. PURPA, among other things, requires utilities to purchase electric power from QFs, and also exempts these QFs from most federal and state utility regulatory requirements. In addition, the price paid by electric utilities under PURPA for electricity produced by QFs is the utility's avoided cost of producing electricity (i.e., the incremental costs the utility would otherwise face to generate electricity itself or purchase electricity from another source). Pursuant to PURPA, and state implementation of PURPA, many electric utilities have entered into long-term Power Contracts with QFs at rates set by contract formulae approved by state regulatory commissions. The Monterey Project sells its output to PG&E under a Power Contract with a capacity and energy payment determined pursuant to a contract formula approved by the California Public Utilities Commission ("CPUC"). According to the Power Contract, the energy payment is based upon a benchmark energy price adjusted for changes over time in a gas index; the so- called "Short Run Avoided Cost Methodology" or SRAC. However, as described further below, the Monterey Project executed an Amendment to the Power Contract with PG&E, which provides that the Monterey Project will receive a fixed energy payment (as well as the required capacity payment) for a term of five (5) years, until approximately August 2006.

         In 1996, the State of California deregulated its electric industry and, among other things, required PG&E, as well as the other two investor-owned utilities ("IOUs")in California to sell 50% of its fossil-fuel electric generation resources located in California to unaffiliated third parties, although PG&E sold more than such 50% amount. In addition, the law required that PG&E sell all the electricity produced by its remaining electric generation resources to, and purchase all of its electric energy needs from, the California Power Exchange ("CalPx"). During the early years of deregulation, this framework worked well and was profitable for PG&E because the wholesale price of electricity purchased from the CalPx was substantially lower than the "frozen" retail price of electricity that PG&E charged its end-use customers. The difference between the two prices was used by PG&E to recoup stranded investments and pay dividends to its parent, PG&E Corporation, which dividends were then invested in unregulated subsidiaries and used for other corporate purposes. However, beginning in the summer of 2000, the price for electricity increased and was substantially higher than the retail price that PG&E was permitted by law to charge. Therefore, the difference between what PG&E paid for electricity and what it could resell such electricity for resulted in huge losses.

         As a result of the California energy crisis, PG&E did not pay in full for electrical energy and capacity delivered by the Monterey Project in December 2000 and January 2001. Accordingly, the Monterey Project was unable to pay its natural gas supplier for the gas delivered for those months. In late January of 2001, the gas supplier requested assurance of payment before it would agree to provide natural gas during February. Due to PG&E's financial crisis and its inability to pay, the Monterey Project was unable on its own to provide an acceptable assurance or to pay the arrears and, as a result, the supplier refused to provide natural gas beyond February 6, 2001. On February 1, 2001, PG&E made a partial payment equal to 15% of the amount due for December 2000. On March 5, 2001, PG&E made another partial payment equal to 15% of the amount due January 2001. These amounts were insufficient, after payroll costs were met, to cover the amount owed to the natural gas supplier. On Tuesday, February 6, 2001, the Trust shut down the Monterey Project because the supplier of natural gas terminated deliveries of natural gas as of that date. Many QFs under contract with PG&E suffered the same fate and were forced to shut operations because of PG&E's failure to pay for energy and capacity delivered. The Monterey Project, along with Byron Power Partners, L.P. ("Byron Project ") and JRW Associates, L.P. ("San Joaquin Project"), both of which are owned by Power III and have Power Contracts with PG&E, instituted a lawsuit in California state court against PG&E for breach of the Power Contract. On April 4, 2001, as a result of its financial problems, PG&E filed for protection under the U.S. Bankruptcy laws. As a result of such filing, the action the Monterey Project brought against PG&E in California state court was stayed.

         In April 2001, the Monterey Project entered into an agreement with AMROC Investment, LLC ("AMROC") to sell to AMROC Monterey Project's rights to the outstanding PG&E accounts receivable. AMROC simply acted as Monterey's counterparty and was an intermediary for the real purchaser of the accounts receivable who entered into a purchase agreement for such receivables with AMROC. The Monterey Project sold its accounts receivable at a discount but did so at time when PG&E was bankrupt. As indicated, the Monterey Project had not been paid in full for the electric energy and capacity delivered during December 2000 and January 2001 and, although it had shut down operations on February 6, 2001, was nonetheless incurring substantial expenses. Selling the accounts receivable provided the Monterey Project with available cash to pay outstanding and current expenses and shifted the risk of PG&E's failure to pay and bankruptcy to a third party.

         In the second half of 2001, the natural gas supplier made demands for payment of the arrears owed by Monterey. In December 2001, the Monterey Project and the Byron and San Joaquin Projects, (each of whom used the same supplier) and the natural gas supplier executed a settlement agreement. Pursuant to the settlement agreement, the Monterey, Byron and San Joaquin Projects were required to pay the natural gas supplier an upfront payment against the arrearage and the remainder to be paid over the next two years at 8% interest rate per annum. The entire balance is required to be discharged no later than the end of July 2003. The payments to the natural gas supplier were based upon the amount of gas used by each project. As a result of the upfront payment, the Monterey Project has completely discharged its obligation to the natural gas supplier. The Byron and San Joaquin Projects are responsible for the remaining balance.

         Subsequent to its bankruptcy filing, PG&E found itself under intense pressure to pay the QFs offline in order to get their electric generation back online and supply the electric starved State of California. Therefore, in an effort to get as many QFs back online as possible, PG&E sought and received approval from the CPUC to offer each QF an agreement, and corresponding amendment to their Power Contracts, for a term of five (5) years, which would effectively replace, for such 5 year term, the variable SRAC formula for determining the energy price with a fixed energy price. Such amendment, if signed by the QF and PG&E and approved by the U.S. Bankruptcy Judge would allow the QF to operate at a price that appeared to be reasonable in light of the circumstances at that time. In addition, a QF that executed the amendment agreed that it would not institute, or proceed with outstanding, litigation against PG&E and wait for payment from PG&E of any outstanding balance until such time as the Bankruptcy Plan of Reorganization is confirmed by the Bankruptcy Judge. Such plan has not yet been confirmed. Finally, in order to execute an amendment with a fixed energy price, it was necessary to procure natural gas at a fixed price. The Monterey Project was able to procure such supply of natural gas from Coral Energy Services, Inc., ("Coral") a subsidiary of Shell Oil. Therefore, until approximately August 2006, the Monterey Project will be operating under the Amendment, which is expected to result in positive cash flow to the Monterey Project.

(iv) California Pumping Project

         In 1995, the Trust purchased a package of irrigation service engines (the "Pumping Project") located in Ventura County, California. The purchase price was approximately and in 1995 the Trust bought additional engines from unaffiliated sellers. The Trust's total investment in the Pumping Project was approximately $952,000. RPM operates and manages the Pumping Project.

         The Pumping Project has been operating since 1992 and uses 26 natural-gas-fired reciprocating engines with a rated equivalent capacity of 6 Megawatts to provide power for irrigation wells that furnish water for orchards of lemon and other citrus trees. The power is purchased by local farmers and farmers' co-operatives pursuant to electric services contracts. Presently, the Pumping Project's rates are approximately 90% of Southern California Edison Company's agricultural rate of 12.2 cents/kwh. Early in 2001, the Pumping Project suspended the 10% discount from SCE's rates due to the extremely high cost of natural gas (the fuel used by the Pumping Project's engines). In addition, and also due to the high cost of natural gas, the Pumping Project informed its customers that the cost of such gas would be passed-through and paid by such customers. The Pumping Project did not lose any customers as a result of these changes. However, in October of 2001, after natural gas prices decreased, the Pumping Project reinstated a 10% discount from SCE's rates and suspended the natural gas pass-through.

         Recently, several of the Pumping Project's customers have indicated that they would like to own the engines supplying them electricity and requested proposals from the Pumping Project to buy out of their energy services contract and purchase the engines. The Pumping Project has proposed to such customers a transaction in which they would purchase the used engines from the Pumping Project over a five (5) year term. During such term, the Pumping Project will provide operation and maintenance services to the customers who opt to purchase the engines. Such offer has been provided to certain customers, but no final transaction has been negotiated or finalized.

         Power IV owns a package of similar engines located on different sites and operated under identical terms. The engines operate independently of each other and revenues and expenses for each Trust are segregated from those of the other.

 (v)  San Diego Project.

         The Trust acquired its interest in the San Diego Project on March 21, 1994, when it made an investment of approximately $2.3 million to acquire an 80% interest in the Project. The Trust made additional capital contributions, totaling approximately $1.2 million, to the Project to fund working capital and to purchase various leased equipment. On June 25, 1997 the Trust sold its entire interest in the San Diego Project to subsidiaries of NRG Energy, Inc. of Minneapolis, Minnesota ("NRG"). The sale price was $6,200,000, of which $3,500,000 was paid in cash at the closing. The remaining $2,700,000 was paid by delivery of a secured, purchase money promissory note of the principal NRG subsidiary purchasing the Project. The note bears interest at 8% per year and is payable in equal monthly installments of principal and interest through its maturity on June 25, 2003. The note is secured by the partnership interests sold by the Trust to the NRG subsidiaries.

 (3) Project Management and Operations.

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

         The Pumping Project sells its power to the farmers on whose land its engines are situated under contracts terminable at any time on 60 days' prior notice to the Trust. Although the Trust thus is at risk if many customers concurrently terminate contracts, as might happen if an electric utility or other supplier were to offer substantially discounted rates, the Trust believes that it is currently a competitive supplier and that alternate customers can be secured in the event contracts are terminated.

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

         Electricity produced by a Project is delivered to the purchaser through transmission lines that are built to interconnect with the utility's existing power grid. Steam produced by the Berkshire Project is conveyed directly to the user by pipeline and the energy produced by the engines in the Pumping Project is applied directly to pumps.

         Generally, revenues from the sales of electric energy from a cogeneration facility will represent the most significant portion of the facility's total revenue. However, to maintain its status as a QF under PURPA, it is imperative that the Monterey Project continue to satisfy PURPA cogeneration requirements as to the amount of thermal products generated. See
Item 1(c)(6) - Regulatory Matters, for an explanation of these requirements. Therefore, since the Monterey Project has only two customers (the electric energy purchaser and the thermal products purchaser), loss of either of these customers would have a material adverse effect on the Monterey Project.

         Customers that accounted for more than 10% of consolidated revenue to the Trust in each of last three fiscal years are:

                                         Calendar year
                                    2001         2000         1999

Pacific Gas & Electric Co.          63.1%         80.0%       68.8%

 (4) Trends in the Electric Utility and Independent Power Industries

         The year 2001 was an extremely volatile and unpredictable year for the electric generation and independent electric power industry. In the State of California, where the Monterey Project is located, the year began with the state experiencing severe electricity shortages. Such shortages were due to a variety of factors including, but not limited to, seriously flawed electric deregulation legislation and implementation, explosive growth in California's electric consumption, the failure of the state to add significant electric generation, environmental regulations, electric transmission constraints, natural gas shortages, and the lack of available electric supply from other areas of the western United States. As a result, California, particularly San Francisco, experienced rolling blackouts, high wholesale electric prices, and subsequently, retail electric rates soared, and the California IOUs experienced severe and critical cash shortages due, in large part, to the fact that for 2000 and part of 2001 IOUs had their rates to retail consumers frozen such that increased wholesale prices could not be passed on to consumers. PG&E thus declared bankruptcy in April 2001 and for much of the summer and fall of 2001, it was not at all clear whether Southern California Edison Company ("SCE") would be able to survive without declaring bankruptcy. Moreover, other parts of the United States, particularly New England, experienced wholesale price spikes and shortages and while there was speculation that such areas would experience California type blackouts and shortages, such events never materialized.

         Predictably, legislators, regulators and consumer advocates blamed the "electric crisis" on attempts by independent power producers, other generators of electric energy and marketers of such energy to exert market power and manipulate the market to, effectively, extract monopoly type prices from California. Such assertions, however, have not been proven to be factual. It appears that the causes of the crisis are varied and complex and therefore such assertions typical political rhetoric, although investigations at various levels of government still continue. Nevertheless, despite such rhetoric, the legislators and regulators did respond rather rapidly to the electric crisis. For example, the Federal Energy Regulator Commission ("FERC") removed certain vestiges of California's deregulation legislation (such as the requirement that all California IOUs buy and sell all of the electricity through a short term, highly unpredictable energy market), imposed wholesale price caps, allowed excess power from QFs to be sold to third parties, and instituted certain price mitigation policies. In addition, the State of California responded also by increasing the retail electric rates to reflect more accurately the wholesale electric price, providing incentives for conservation, streamlining the permitting process so as to increase and speed the construction of new electric generation, and beginning itself, through the California Department of Water Resources ("DWR"), to purchase power on behalf of the IOUs and enter into long-term power contract to ensure and maintain adequate supply.

         During 2001, as a result of the high wholesale prices in California and other parts of the United States, independent power producers ("IPPs") naturally responded by either purchasing additional existing electric generation or announcing plans to build additional new electric generation. There were estimates that an additional 50,000 MWs would be constructed during the next several years. While such purchasing and proposed construction began prior to 2001 and was not all in response to the California electric crisis, there is not doubt that such crisis accelerated purchasing and proposed construction of electric power plants by IPPs.

         However, as 2001 progressed the electric crisis appeared to fade and wholesale prices fell significantly. Such change was due in large measure to the work of the DWR, as well as an extremely mild summer in California, an increase in electric conservation and a decrease in natural gas prices, which fueled an overwhelming majority of the power plants in California.

         In April of 2001, the California Legislature authorized the California Power Authority ("CPA"), a state agency, to issue up to $5 Billion dollars in revenue bonds to solve the states electricity problems, although such bond issue has not been completed. The CPA is charged with the responsibility of maintaining adequate reserves and supplies of electricity at reasonable costs such that the shortages experienced by California would not likely occur in the future. To that end, the CPA has been negotiating with IPPs that entered into long-term contracts with the DWR in an attempt to lower the rates paid by the DWR (i.e., the State of California) for such electric energy. In addition, the CPA is responsible for ensuring that California's electric supply portfolio includes a significant amount of renewable resources.

         In addition to the problems described above regarding California, on December 2, 2001, Enron Corp. ("Enron") filed for protection under the U.S. Bankruptcy Code in the largest bankruptcy filing in United States history. While extremely complicated and still the subject of a large number of congressional and regulatory agency investigations, it appears that the Enron bankruptcy resulted in large measure to the restatement of earnings and reduction of shareholders' equity that Enron announced due to accounting irregularities. Because Enron is primarily a power marketer that relies heavily on an investment grade credit to conduct its power marketing business, when the restatements were announced, rating agencies, such as Moody's and Standard & Poor's, lowered Enron's credit rating, which in turn caused Enron's trading partners to liquidate power contracts and/or refuse to continue to conduct business with Enron. Enron's bankruptcy soon resulted.

         As a result of Enron's bankruptcy, many independent power producers have seen their stock prices and credit rating plummet. In an attempt to reverse such events, many have attempted to "clean-up" their balance sheets and reduce debt by either selling (or attempting to sell) power facilities recently purchased and have also cancelled proposed new construction. In addition to Enron's bankruptcy, the extremely low wholesale prices, the erratic regulatory framework and the fact that many states, including California, have either canceled deregulation or limited its scope and appeal, have all contributed to the decision to discontinue construction of new power plants. Although electric supply is currently meeting demand nationwide due, in large measure, to mild weather, low gas prices, new generation already online, and the economic downturn, there is a possibility that should the economy turn around, gas prices increase, conservation decrease and demand increase, shortages nationwide could result. While such shortages could create social and political problems for entities that own and operate electric generation facilities, such as the Trust, electric shortages generally equate to higher wholesale electric prices.

         In conclusion, the trend in the industry, as a result of the matters detailed below, may be a retrenching and reversion to a more regulated electric industry, with strict reporting requirements and cost of service regulation. However, many of those charged with the responsibility of investigating the Enron or the California problems have not disavowed deregulation. In any event, such market change and reporting requirements, if adopted, may not impact upon the Monterey Project, which currently has a Power Contract with PG&E. The Trust has no direct exposure to Enron. The Trust's indirect exposure to Enron cannot yet be determined.

(5)  Competition

         After the Power Contract expires in 2020 or terminates for other reasons, the Monterey Project under currently anticipated conditions would be free to sell its output on the competitive electric supply market, either in spot, auction or short-term arrangements or under long-term contracts if those Power Contracts could be obtained. There is no assurance that the Project could sell its output or do so profitably. Because the Project is fueled by natural gas normally purchased at market prices and because the Project is relatively small-scale, it might have cost disadvantages in competing against larger competitors that would enjoy economies of scale. The Trust is unable to anticipate whether thermal sales from cogeneration would offset any possible cost disadvantages in electric generation or whether in fact the Project would have cost disadvantages after the Power Contract ends in 2020. It is thus impossible to predict the profitability of the Project after the scheduled termination of the Power Contract.

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

         The Columbia Project, as described above, faces competition from a national waste management company much larger than itself, from local landfill operators (if their permits to receive waste are again extended) and possibly from other local entrepreneurs. There are few barriers to entry in the waste transfer and management industry. The Pumping Project is subject to competition from the local electric utility, which serves much of Southern California and which offers electricity at discounted rates to operate electric pumps rather than the natural gas-fueled pumps operated by the Project. As deregulation of the electricity market proceeds in California, the Project will also face competition from power marketers and independent generating companies. Barriers to entry into the electric or gas-fueled irrigation pumping industry are also low.

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

(i)  Energy Regulation.

         (i)  Energy Regulation.

         (A) PURPA. The enactment in 1978 of PURPA and the adoption of regulations thereunder by FERC provided incentives for the development of cogeneration facilities and small power production facilities meeting certain criteria. QFs under PURPA are generally exempt from the provisions of the Public Utility Holding Company Act of 1935, as amended (the "Holding Company Act"), the Federal Power Act, as amended (the "FPA"), and, except under certain limited circumstances, from state laws regarding rate or financial regulation. In order to be a QF, a cogeneration facility must (a) produce not only electricity but also a certain quantity of heat energy (such as steam) which is used for a purpose other than power generation, (b) meet certain energy efficiency standards when natural gas or oil is used as a fuel source and (c) not be controlled or more than 50% owned by an electric utility or electric utility holding company. Other types of Independent Power Projects, known as "small power production facilities," can be QFs if they meet regulations respecting maximum size (in certain cases), primary energy source and utility ownership.

         The exemptions from extensive federal and state regulation afforded by PURPA to QFs are important to the Trust and its competitors. The Trust believes that each of its Projects is a QF. If a Project loses its QF status, the utility can reclaim payments it made for the Project's non-qualifying output to the extent those payments are in excess of current avoided costs or the Project's Power Contract can be terminated by the electric utility.

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


         (C) The Federal Power Act ("FPA"). The FPA grants FERC exclusive rate-making jurisdiction over wholesale sales of electricity in interstate commerce. Again, this will not affect the Trust's Projects unless they were to attempt sales to other customers.

         (D) Fuel Use Act. Projects may also be subject to the Fuel Use Act, which limits the ability of power producers to burn natural gas in new generation facilities unless such facilities are also coal-capable within the meaning of the Fuel Use Act. The Trust believes that the Monterey Project is coal-capable and thus qualifies for exemption from the Fuel Use Act.

         (E) State Regulation. State public utility regulatory commissions have broad jurisdiction over Independent Power Projects which are not QFs under PURPA, and which are considered public utilities in many states. In states where the wholesale or retail electricity market remains regulated, Projects that are not QFs may be subject to state requirements to obtain certificates of public convenience and necessity to construct a facility and could have their organizational, accounting, financial and other corporate matters regulated on an ongoing basis. Although FERC generally has exclusive jurisdiction over the rates charged by a non-QF to its wholesale customers, state public utility regulatory commissions have the practical ability to influence the establishment of such rates by asserting jurisdiction over the purchasing utility's ability to pass through the resulting cost of purchased power to its retail customers. In addition, states may assert jurisdiction over the siting and construction of non-QFs and, among other things, issuance of securities, related party transactions and sale and transfer of assets. The actual scope of jurisdiction over non-QFs by state public utility regulatory commissions varies from state to state.

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

         The Trust's Projects must comply with many federal and state laws and regulations governing wastewater and storm water discharges from the Projects. These are generally enforced by states under permits for point sources of discharges and by storm water permits. Under the Clean Water Act, such permits must be renewed every five years and permit limits can be reduced at that time or under re-opener clauses at any time. The Projects have not had material difficulty in complying with their permits or obtaining renewals. The Projects use closed-loop engine cooling systems, which do not require large discharges of coolant except for periodic flushing to local sewer systems under permit and do not make other material discharges to groundwater or streams.

         The Berkshire Project is not a QF and does not generate electricity. However, it was operating prior to November 15, 1990 and is thus currently exempt from the requirement to obtain sulfur dioxide allowances.

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

 (iii)  Potential Legislation and Regulation.

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

(e)  Employees.

         The operating personnel of the Monterey and Pumping Projects are employed by RPM and accordingly the Trust has no employees. The persons described below at Item 10 - Directors and Executive Officers of the Registrant serve as executive officers of the Trust and have the duties and powers usually applicable to similar officers of a Delaware corporation in carrying out the Trust business.

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

         The following table shows the material properties (relating to Projects) owned or leased by the Trust's subsidiaries or partnerships in which the Trust has an equity interest. Ownership rights to the property associated with the Berkshire Project are held under a long-term lease-purchase agreement and related non-recourse industrial revenue bond financing agreements among Pittsfield's industrial development authority and others. Upon repayment of the bonds and the satisfaction of other conditions, the partnership which operates the facility and in which the Trust owns an interest, will have the option to acquire the facility for nominal consideration. The other properties are not subject to any mortgages, liens or encumbrances. All of the Projects are described in further detail at Item 1(c)(2).

                                     Square
                       Ownership  Ground  Approximate  Footage of   Description
                       Interests  Lease    Acreage    Project(Actual   of
Project      Location   in Land  Expiration of Land  or Projected)   Project

Berkshire   Pittsfield,
            MA           Leased     2004      5      30,000     Waste-to energy

Columbia    Columbia,
            NY           Owned       N/A      44     25,000     Municipal waste

Monterey    Monterey,                                           Gas-fired cogen
            CA           Leased     2020      2      10,000     eration facility


Pumping     Ventura Cy,  Leased N/A       N/A        N/A        Natural gas
Project     CA            or                                    engines powering
                         licensed                               irrigation pumps

Item 3.  Legal Proceedings.

         On April 1, 1999, Pacific Gas and Electric Company ("PG&E") sued the Trust's subsidiary that owns the Monterey Project in the Superior Court of California for the City and County of San Francisco. PG&E alleged that the Monterey Project did not meet federal and state efficiency requirements and that accordingly the Project was not entitled to the benefit of discounted natural gas fuel rates allowable to qualifying cogeneration facilities. The lawsuit claimed an unspecified amount of damages. The State lawsuit was dismissed without prejudice and by agreement of the parties and the matter was brought by PG&E to the Federal Energy Regulatory Commission ("FERC") by petition for a determination.

         PG&E filed with FERC a petition seeking a revocation of the Monterey Project's QF status and a refund of certain overpayments PG&E claims it made to the Project, which were not justified due to the Monterey Project's alleged failure to maintain QF status. The FERC proceeding generally involved a determination of the proper location for metering and computing efficiency standards. The Trust believed that its location of the meter is correct for determining such standards and that it would succeed at FERC and retain its QF status and that no refunds will be required.

         On December 19, 2001, FERC rendered its decision completely in favor of the Monterey Project on all aspects of the claims that PG&E raised. The time period within which PG&E was legally obligated to seek a re-hearing of the order from FERC has expired with no such rehearing being filed. Therefore, the FERC order in favor of the Monterey Project is now final and cannot be appealed by PG&E.

         On February 6, 2001, the Monterey Project, along with the Byron and San Joaquin Projects owned by Power III, filed an action in the Superior Court of California for the City and County of San Francisco against PG&E seeking, among other things, that PG&E's failure to pay is a breach of the Power Contract. Such lawsuit was stayed when PG&E filed for bankruptcy and was ultimately dismissed when the Monterey Project executed the 5-year Amendment to the Power Contract described above.

         On December 31, 1998 the Trust, through subsidiaries, filed a legal complaint in the Superior Court of California for Monterey County against Waukesha-Pierce, Inc. and subsidiaries, alleging that the subsidiaries had not disclosed the existence of an obligation of the Monterey Project to Pacific Gas and Electric Company and therefore breached a warranty in the acquisition agreement. The claim was for approximately $273,000 plus interest and expenses. Waukesha-Pierce, Inc. was included in the proceeding as a contractual guarantor. On January 17, 1999, a separate action against Waukesha-Pierce, Inc. was filed by the Trust's subsidiaries in the United States District Court for the Northern District of Texas to enforce the guaranty. The parties agreed to dismiss the Texas case without prejudice before material proceedings resulted. The California case was settled in March 2000; Waukesha-Pierce Inc. agreed to pay the Project approximately $190,000 and to cooperate with the Project in the potential FERC proceedings involving the Monterey Project and the Trust agreed to cooperate with Waukesha-Pierce in releasing funds due from PG&E to Waukesha-Pierce.


Item 4. Submission of Matters to a Vote of Security Holders.

         On November 5, 2001, the Trust issued to the owners of Investor Shares (the "Investors") a "Notice of Solicitation of Consents," in which the Trust sought the consent of the Investors to withdraw its election to be treated as a "business development company" under the 1940 Act and to make certain amendments to the Trust's Declaration as a result of such withdrawal, including, but not limited to, deletion of the provision of the Declaration requiring Independent Trustees. Consents were tabulated at the close of business on January 7, 2002. A total of 235.3775 Investor Shares were outstanding and entitled to be voted. Based on such tabulation, a two-thirds majority of Investor Shares, as required by the Declaration, consented to such withdrawal and amendments. On January 10, 2002, the Trust filed with the Securities and Exchange Commission a notification to withdraw its election to be treated as a "business development company."

PART  II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

(a)  Market Information.

         The Trust sold 235.3775 Investor Shares of beneficial interest in the Trust in its private placement offering of Investor Shares which closed on January 31, 1994. There is currently no established public trading market for the Investor Shares. As of the date of this Form 10-K, all such Investor Shares have been issued and are outstanding. There are no outstanding options or warrants to purchase, or securities convertible into, Investor Shares.

         Investor Shares are restricted as to transferability under the Declaration, and are restricted under federal and state laws regulating securities when the Investor Shares are held by persons in a control relationship with the Trust. Investors wishing to transfer Investor Shares should also consider the applicability of state securities laws. The Investor Shares have not been and are not expected to be registered under the Securities Act of 1933, as amended (the "1933 Act"), or under any other similar law of any state in reliance upon what the Trust believes to be exemptions from the registration requirements contained therein. Because the Investor Shares have not been registered, they are "restricted securities" as defined in Rule 144 under the 1933 Act.

         The Managing Shareholder has investigated the possibility and feasibility of a combination of the six Trusts and the Egypt Fund into a publicly traded entity. This would require the approval of the Investors in the Trust and the other programs after proxy solicitations, complying with requirements of the Securities and Exchange Commission, and a change in the federal income tax status of the Trust from a partnership (which is not subject to tax) to a corporation. The process of considering and effecting a combination, if the decision is made to do so, will be very lengthy. There is no assurance that the Managing Shareholder will recommend a combination, that the Investors of the Trust or other programs will approve it, that economic conditions or the business results of the participants will be favorable for a combination, that the combination will be effected or that the economic results of a combination, if effected, will be favorable to the Investors of the Trust or Other Power Trusts. After conducting investigations during 2001, the Managing Shareholder concluded, and informed the Investors, that given current market conditions caused by, among other things, the general U.S. economic down turn, the September 11th terrorist attacks, the Enron bankruptcy and general volatility in the independent power business, it is preferable to delay significant expenditures pursuing any such combination until market conditions, as described above, improve.

(b)  Holders

         As of the date of this Form 10-K, there are 483 record holders of Investor Shares.

(c)  Dividends

     The Trust made distributions as follows for the years ended December 31, 2001 and 2000:

                                         Year Ended       Year ended
                                         December 31,     December 31,
                                            2001            2000

Total distributions to Investors           $ --          $  706,925
Distributions per Investor Share           $ --          $    3,003
Distributions to Managing Shareholder      $ --          $    7,141

         The Trust suspended distributions in April 1999 to create a reserve at the Monterey Project level for the costs of the Monterey Project legal proceedings. The Managing Shareholder resumed limited quarterly distributions from the Trust beginning in April 2000 and then discontinued them effective January 1, 2001. The Trust's decision whether to make future distributions to Investors and their timing will depend on, among other things, the net cash flow of the Trust and retention of reasonable reserves as determined by the Trust to cover its anticipated expenses. See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Occasionally, distributions may include funds derived from the release of cash from operating or debt service reserves. Further, the Declaration authorizes distributions to be made from cash flows rather than income, or from cash reserves in some instances. For purposes of generally accepted accounting principles, amounts of distributions in excess of accounting income may be considered to be capital in nature. Investors should be aware that the Trust is organized to return net cash flow rather that accounting income to Investors.

Item 6.  Selected Financial Data.(all amounts in $)

          The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K. As described in such financial statements, financial information for the years 1997 through 2000 have been restated to reflect the application of new accounting principles as a result of the Trust's election to terminate its status as a business development company. The selected financial data for 1997 and 1998 were derived from unaudited data.

Selected Financial Data
                        As of and for the year ended December 31,
                      2001      2000      1999      1998       1997
                               Restated  Restated  Restated  Restated
Total Fund Information:
Revenues         $2,374,396 3,530,580  2,507,166   2,184,036  3,290,545
Net income (loss)(1,088,887)  218,437   (203,368) (1,617,920) 4,335,303
                                                     (A)        (B)
Net assets
(shareholders'
  equity)         7,803,731  8,892,618  9,388,247  9,876,924 15,196,015
Investments in
 Plant and
 Equipment (net
 of depreciation) 2,003,302  2,221,614  2,446,494  2,654,809  2,563,296
Investment
 in Power
 Contract(net
 of amortization) 2,183,040  2,304,320  2,425,600  2,546,880  2,425,601
Total assets      8,216,155  9,595,529 10,311,744 10,597,576 15,681,325
Long-term
 Obligations      1,227,674         --         --         --         --
Per Share:
Revenues             10,087     15,000     10,652      9,279     13,980
Net income(loss)     (4,626)       928       (864)    (6,873)    18,419
                                                         (A)        (B)
Net asset value      33,154     38,163     39,886     41,962     64,560
Distributions
 to Investors            --      3,003      1,200       6,000      19,692


(A) Includes writedown of investment of $2,347,330 ($9,973 per Investor Share)
(B) Includes $3,652,775 of income from sale of an investment ($15,519 per Investor Share)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

         The following discussion and analysis should be read in conjunction with the Trust's financial statements and the notes thereto presented below. Dollar amounts in this discussion are generally rounded to the nearest $1,000.

Outlook

         The Monterey Project is a QF as defined by PURPA and currently sells its electric output to PG&E under a Power Contract expiring in 2020. During the term of the Power Contract, the utility may or may not attempt to buy out the Power Contract prior to expiration. At the end of the Power Contract, the Monterey Project will become a merchant plant and may be able to sell the electric output at then current market prices. There can be no assurance that future market prices will be sufficient to allow the Monterey Project to operate profitably. See Item 1(c)(3) - Plant Operations for information concerning a potential challenge to the Project's Power Contract.

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

         The Pumping Project owns irrigation well pumps in Ventura County, California, which supply water to farmers. The demand for water pumped by the project varies inversely with rainfall in the area.

         Additional trends affecting the independent power industry generally are described at Item 1 - Trends Affecting the Electric Utility and Independent Power Industries.

Significant Accounting Policies

The Trust's plant and equipment is recorded at cost and is depreciated over its estimated useful life. The estimate useful lives of the Trust's plant and equipment range from 3 to 20 years. A significant decrease in the estimated useful life of a material amount of plant and equipment could have a material adverse impact on the Trust's operating results in the period in which the estimate is revised and subsequent periods. The Trust evaluates the impairment of its long-lived assets (including power sales contracts) based on projections of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Estimates of future cash flows used to test the recoverability of specific long-lived assets are based on expected cash flows from the use and eventual disposition of the assets. A significant reduction in actual cash flows and estimated cash flows may have a material adverse impact on the Trust's operating results and financial condition.

Results of Operations

The year ended December 31, 2001 compared to the year ended December 31, 2000.

Total revenues decreased $1,157,000, or 33%, to $2,374,000 in 2001 from $3,531,000 in 2000. The decrease in revenues is due primarily to the shut down of the Monterey Project from February to August 2001 due to the PG&E's non-payment of amounts owed to the project (see Item 1(c)iii). The decrease in revenues from the Monterey Project was partially offset by an increase of $170,000 of revenues from the Pumping Project due to higher prices.

Gross profit, which represents total revenues reduced by cost of sales, decreased by $1,127,000 to a gross loss of $460,000 in 2001 from a gross profit of $667,000 in 2000. The decrease in gross profit primarily reflects the decrease in revenues discussed above. Cost of sales did not decrease significantly despite the shut down on the plant for almost six months because the price of natural gas was substantially higher in 2001 compared to 2000.

General and administrative expenses decreased $292,000, or 39%, to $466,000 in 2001 from $758,000 in 2000. The decrease primarily reflects lower legal costs associated with the litigation with PG&E related to the Monterey Project and, to a lesser extent, lower expenses associated with the sale of PG&E receivables to AMROC(which decreased $117,000 from $244,000 in 2000 to $127,000 in 2001 reflecting the greater amount of 2000 receivables sold as compared to 2001 receivables).

The management fee paid to the Managing Shareholder was $177,000 in 2001. In 2000, the Managing Shareholder had waived the management fee.

The loss from operations increased $1,012,000 to $1,103,000 in 2001 from $91,000 in 2000 which primarily reflects the decline in the Monterey Project's results as well as the increase in the management fee.

Other income, net, decreased by $295,000 or 79%, to $14,000 in 2001 from $309,000 in 2000. The decrease is primarily due to a $164,000 decrease in the Trust's equity income in the Columbia Project and a $106,000 increase in other expenses. The decrease in income from the Columbia Project was primarily the result of decreasing margins from the project caused by capacity expansions at nearby competing landfills. The increase in the other expenses primarily related to the costs incurred in issuing the "Notice of Solicitation of Consents."

The Trust recorded net income of $218,000 in 2000 compared to a net loss of $1,089,000 in 2001, a change of $1,307,000. This primarily reflects the deterioration in results from the Monterey Project, as well as the increased management fees and the reduction in other income, net.

The year ended December 31, 2000 compared to the year ended December 31, 1999.

         Total revenues increased $1,024,000, or 41%, to $3,531,000 in 2000 from $2,507,000 in 1999. The increase in revenues was attributable to the Monterey Project's election to switch the pricing of its electricity sales from a cost based price to a market based price in the third quarter of 2000.

Gross profit, which represents total revenues reduced by cost of sales, increased by $550,000 or 470% to $667,000 in 2000 from $117,000 in 1999. The increase primarily reflects the higher revenues. The decrease in gross profit primarily reflects the increase in revenues discussed above partially offset by higher fuel costs.

General and administrative expenses increased $347,000, or 84%, to $758,000 in 2000 from $411,000 in 1999. The increase primarily reflects $244,000 of expenses recorded in 2000 associated with the sale of PG&E receivables. The remaining increase was primarily due to legal expenses associated with the Monterey Project.

The management fee paid to the Managing Shareholder was $56,000 in 1999. In 2000, the Managing Shareholder had waived the management fee.

The loss from operations decreased $259,000 to $91,000 in 2000 from $350,000 in 1999 which primarily reflects the improved revenue from the Monterey Project, partially offset by higher fuel costs and general and administrative expenses associated with the Project.

Other income, net, increased by $162,000 or 110%, to $309,000 in 2000 from $147,000 in 1999. The increase is primarily due to a $132,000 increase in the Trust's equity income in the Columbia Project due to increasing margins from the project.

The Trust recorded net income of $218,000 in 2000 compared to a net loss of $203,000 in 1999, a change of $421,000. This primarily reflects the improvement in results from the Monterey Project and the increased income from the Columbia Project.

Liquidity and Capital Resources

In 2001, the Trust's operating activities used $191,000 of cash and in 2000 they generated $446,000 of cash.

Cash generated from investing activities in 2001 and 2000 was $193,000 and $298,000, primarily from distributions from the Columbia Project.

Cash used in financing activities of $1,114,000 in 2000 represents distributions to shareholders of $714,000 and repayments of borrowings under the Trust's line of credit of $400,000. The Trust temporarily ceased making distributions to shareholders in the first quarter of 2001.

During 1997, the Trust and Fleet Bank, N.A. (the "Bank") entered into a revolving line of credit agreement, whereby the Bank provides a three year committed line of credit facility of $750,000. The credit line was extended until July 31, 2002. Outstanding borrowings bear interest at the Bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1. The credit facility was obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders. At December 31, 1999, the Trust had $400,000 of outstanding borrowings which were repaid in the first quarter of 2000. There were no borrowings under the line of credit in 2001. The Trust has issued through its bank a standby letter of credit for $504,000 to secure gas purchases for the Monterey Project. This standby letter of credit is collateralized by the line of credit and reduces the amount that may be borrowed under the line of credit from $750,000 to $246,000.

Obligations of the Trust are generally limited to payment of a management fee to the Managing Shareholder and payments for certain administrative, accounting and legal services to third persons. Accordingly, the Trust has not found it necessary to retain a material amount of working capital. The Trust's significant long-term obligation is limited to a $504,000 letter of credit issued by the Monterey Project which is collateralized by the Trust's line of credit facility. The letter of credit expires in August 2002 and the Monterey Project and the Trust anticipate renewing it annually through 2006. The letter of credit secures the gas purchases of the Monterey Project.

The Monterey Project has certain long-term obligations relating to its Power Contract with PG&E and its Gas Agreement with Coral. These long-term obligations are not guaranteed by the Trust. The Trust and its subsidiaries anticipate that during 2002 their cash flow from operations will be sufficient to meet their obligations.

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

                       December 31, 2001
                      Expected Maturity Date
                            2003
                          (U.S. $)

Note receivable from NRG                      $ 800,000
 Interest rate                                        8%

                        December 31, 2001
                       Expected Maturity Date
                            2002
                           (U.S. $)

Bank Deposits and Certificates of Deposit     $  175,000
Average interest rate                               1.77%

Item 8.  Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

Report of Independent Accountants                      F-2
Consolidated Balance Sheets at December 31,
  2001 and 2000                                        F-3
Consolidated Statements of Operations for the
  three years ended December 31, 2001                  F-4
Consolidated Statements of Changes in Shareholders' Equity for the three years
  ended December 31, 2001                              F-5
Consolidated Statements of Cash Flows for the three
  years ended December 31, 2001                        F-6
Notes to Consolidated Financial Statements             F-7 to F-10

Financial Statements for B-3 Limited Partnership

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

PART III

Item 10.  Directors and Executive Officers of the Registrant.

(a)  General.

         As Managing Shareholder of the Trust, Ridgewood Power LLC has direct and exclusive discretion in management and control of the affairs of the Trust. The Managing Shareholder will be entitled to resign as Managing Shareholder of the Trust only (i) with cause (which cause does not include the fact or determination that continued service would be unprofitable to the Managing Shareholder) or (ii) without cause with the consent of a majority in interest of the Investors. It may be removed from its capacity as Managing Shareholder as provided in the Declaration.

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

         The Managing Shareholder has also organized the Other Power Trusts as Delaware business trusts to participate in the independent power industry. Ridgewood Power LLC is now also their managing shareholder. The business objectives of these six trusts are similar to those of the Trust.

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

         Robert E. Swanson, age 55, has also served as President of the Trust since its inception in 1991 and as President of RPM and the Other Power Trusts, since their respective inceptions. Mr. Swanson has been President and registered principal of Ridgewood Securities and became the Chairman of the Board of Ridgewood Capital on its organization in 1998. He also is Chairman of the Board of the Ridgewood Capital Venture Partners I, II, III and IV venture capital funds (collectively "Ridgewood Venture Funds"). In addition, he has been President and sole stockholder of Ridgewood Energy since its inception in October 1982. Prior to forming Ridgewood Energy in 1982, Mr. Swanson was a tax partner at the former New York and Los Angeles law firm of Fulop & Hardee and an officer in the Trust and Investment Division of Morgan Guaranty Trust Company. His specialty is in personal tax and financial planning, including income, estate and gift tax. Mr. Swanson is a member of the New York State and New Jersey bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.


         Robert L. Gold, age 43, has served as Executive Vice President of the Managing Shareholder, RPM, the Trust, the Other Power Trusts since their respective inceptions.. He has been President of Ridgewood Capital since its organization in 1998. As such, he is President of the Ridgewood Venture Funds. He has served as Vice President and General Counsel of Ridgewood Securities Corporation since he joined the firm in December 1987. Mr. Gold has also served as Executive Vice President of Ridgewood Energy since October 1990. He served as Vice President of Ridgewood Energy from December 1987 through September 1990. For the two years prior to joining Ridgewood Energy and Ridgewood Securities Corporation, Mr. Gold was a corporate attorney in the law firm of Cleary, Gottlieb, Steen & Hamilton in New York City where his experience included mortgage finance, mergers and acquisitions, public offerings, tender offers, and other business legal matters. Mr. Gold is a member of the New York State bar. He is a graduate of Colgate University and New York University School of Law.


         Martin V. Quinn, age 54, has been the Executive Vice President and Chief Operating Officer of the Managing Shareholder, RPM, the Trust and the Other Power Trusts since April 2000. Before that, he had assumed the duties of Chief Financial Officer of these entities in November 1996 under a consulting arrangement. In April 1997, he became a Senior Vice President and Chief Financial Officer of Ridgewood Power and the Fund.

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

     Daniel V. Gulino, age 41, has been Senior Vice President and General Counsel of the Managing Shareholder, RPM, the Trust and Other Power Trusts since August 2000. He began his legal career as an associate for Pitney, Hardin, Kipp & Szuch, a large New Jersey law firm, where his experience included corporate acquisitions and transactions. Prior to joining Ridgewood, Mr. Gulino was in-house counsel for several large electric utilities, including GPU, Inc., Constellation Power Source, Inc. and PPL Resources, Inc., where he specialized in non-utility generation projects, independent power and power marketing transactions. Mr. Gulino also has experience with the electric and natural gas purchasing of industrial organizations, having worked as in-house counsel for Alumax, Inc. (now part of Alcoa) where he was responsible for, among other things, Alumax's electric and natural gas purchasing program. Mr. Gulino is a member of the New Jersey State Bar and Pennsylvania State Bar. He is a graduate of Fairleigh Dickinson University and Rutgers University School of Law - Newark.

         Christopher I. Naunton, 37, has been the Vice President and Chief Financial Officer of the Managing Shareholder, RPM, the Trust and Other Power Trusts since April 2000. From February 1998 to April 2000, he was Vice President of Finance of an affiliate of the Managing Shareholder. Prior to that time, he was a senior manager at the predecessor accounting firm of PricewaterhouseCoopers LLP. Mr. Naunton's professional qualifications include his certified public accountant qualification in Pennsylvania, membership in the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants. He holds a Bachelor of Science degree in Business Administration from Bucknell University (1986).

         Mary Lou Olin, age 49, has served as Vice President of the Managing Shareholder, RPM, Ridgewood Capital, the Trust, Power I, Power III, Power IV, Power V, the Growth Fund, and the Egypt Fund since their respective inceptions. She has also served as Vice President of Ridgewood Energy since October 1984, when she joined the firm. Her primary areas of responsibility are investor relations, communications and administration. Prior to her employment at Ridgewood Energy, Ms. Olin was a Regional Administrator at McGraw-Hill Training Systems where she was employed for two years. Prior to that, she was employed by RCA Corporation. Ms. Olin has a Bachelor of Arts degree from Queens College.

(c)  Management Agreement.

         The Trust has entered into a Management Agreement with the Managing Shareholder detailing how the Managing Shareholder will render management, administrative and investment advisory services to the Trust. Specifically, the Managing Shareholder will perform (or arrange for the performance of) the management and administrative services required for the operation of the Trust. Among other services, it will administer the accounts and handle relations with the Investors, provide the Trust with office space, equipment and facilities and other services necessary for its operation, and conduct the Trust's relations with custodians, depositories, accountants, attorneys, brokers and dealers, corporate fiduciaries, insurers, banks and others, as required. The Managing Shareholder will also be responsible for making investment and divestment decisions, subject to the provisions of the Declaration.

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

         Each Investor consented to the terms and conditions of the initial Management Agreement by subscribing to acquire Investor Shares in the Trust. The Management Agreement is subject to amendment by the parties with the approval of a majority in interest of the Investors.

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

(e)      Corporate Trustee

         The Corporate Trustee of the Trust is Ridgewood Holding. Legal title to Trust Property is now and in the future will be in the name of the Trust, if possible, or Ridgewood Holding as trustee. Ridgewood Holding is also a trustee of the Other Power Funds and of an oil and gas business trust sponsored by Ridgewood Energy and is expected to be a trustee of other similar entities that may be organized by the Managing Shareholder and Ridgewood Energy. The President, sole director and sole stockholder of Ridgewood Holding is Robert E. Swanson; its other executive officers are identical to those of the Managing Shareholder. See -- Managing Shareholder. The principal office of Ridgewood Holding is at 1105 North Market Street, Suite 1300, Wilmington, Delaware 19899.

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

(g)  RPM.

         As discussed above at Item 1 - Business, RPM has assumed day-to-day management responsibility for the Monterey Project, effective January 1, 1996 and operating responsibility for the Pumping Project in October 1998 and had assumed certain responsibilities for the San Diego Project in early 1997 until its sale. Like the Managing Shareholder, RPM is controlled by Robert E. Swanson. It has entered into an "Operation Agreement" with certain of the Trust's subsidiaries, effective January 1, 1996, under which RPM, under the supervision of the Managing Shareholder, provides the management, purchasing, engineering, planning and administrative services for those Projects that were previously furnished by employees of the Trust or by unaffiliated professionals or consultants and that were borne by the Trust or Projects as operating expenses. To the extent that those services were provided by the Managing Shareholder and related directly to the operation of the Project, RPM charges the Trust at its cost for these services and for the Trust's allocable amount of certain overhead items. RPM shares space and facilities with the Managing Shareholder and its Affiliates. To the extent that common expenses can be reasonably allocated to RPM, the Managing Shareholder may, but is not required to, charge RPM at cost for the allocated amounts and such allocated amounts will be borne by the Trust and other programs. Common expenses that are not so allocated are borne by the Managing Shareholder.

         The Managing Shareholder does not charge RPM for the full amount of rent, utility supplies and office expenses allocable to RPM. As a result, RPM's charges for its services to the Trust are likely to be materially less than its economic costs and the costs of engaging comparable third persons as managers. RPM will not receive any compensation in excess of its costs.

         Allocations of costs are made either on the basis of identifiable direct costs, time records or in proportion to each program's investments in Projects managed by RPM; all allocations are made in a manner consistent with generally accepted accounting principles.

         RPM does not provide any services related to the administration of the Trust, such as investment, accounting, tax, investor communication or regulatory services, nor will it participate in identifying, acquiring or disposing of Projects. RPM does not have the power to act in the Trust's name or to bind the Trust, which will be exercised by the Managing Shareholder or the Trust's officers, although it may be authorized to act on behalf of the subsidiaries that own Projects.

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

         The executive officers of RPM are the same as those of the Managing Shareholder set forth above.

Item 11.  Executive Compensation.

         The Managing Shareholder compensates its officers without additional payments by the Trust. The Trust will reimburse RPM at cost for services provided by RPM's employees. Information as to the fees payable to the Managing Shareholder and certain affiliates is contained at Item 13 - Certain Relationships and Related Transactions.

         Ridgewood Holding, the Corporate Trustee of the Trust, is not entitled to compensation for serving in such capacity, but is entitled to be reimbursed for Trust expenses incurred by it, which are properly reimbursable under the Declaration.

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

         The Managing Shareholder purchased for cash of $121,800 in the offering
1.45 Investor Shares (.6 of 1% of the outstanding Investor Shares). The Managing Shareholder was issued one Management Share in the Trust representing the beneficial interests and management rights of the Managing Shareholder in its capacity as such (excluding its interest in the Trust attributable to Investor Shares it acquired in the offering). Additional information concerning the management rights of the Managing Shareholder is at Item 1 - Business and at
Item 10 -- Directors and Executive Officers of the Registrant. Its beneficial interest in cash distributions of the Trust and its allocable share of the Trust's net profits and net losses and other items attributable to the Management Share are described in further detail below at Item 13 - Certain Relationships and Related Transactions.

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

         In 2001 and 2000, as stated at Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters, as well as in prior years, the Trust made distributions to the Managing Shareholder (which is a member of the Board of the Trust) as stated at Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters. In addition, the Trust and its subsidiaries paid fees and reimbursements to the Managing Shareholder and its affiliates as follows:

                     2001        2000      1999       1998        1997
Managing
Shareholder       $177,727       -0-     55,607     381,594     401,085
RPM Cost
Reimbursements     2,955,915  3,032,954  2,841,952  1,470,207  1,610,806

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

         In addition to the foregoing, the Trust reimbursed the Managing Shareholder at cost for expenses and fees of unaffiliated persons engaged by the Managing Shareholder for Trust business and in years before 1996 for payroll and other costs of operation of the Monterey and Pumping Projects. In 1996 and 1997, these reimbursements were paid to RPM. The reimbursements to RPM, which do not exceed its actual costs and allocable overhead, are described at Item 10(g) - Directors and Executive Officers of the Registrant -- RPM.

         Other information in response to this item is reported in response to
Item 11 -- Executive Compensation, which information is incorporated by reference into this Item 13.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Financial Statements.

     See the Index to Consolidated Financial Statements in Item 8 hereof.

(b) Reports on Form 8-K.

     No Forms 8-K were filed with the Commission by the Registrant during the quarter ending December 31, 2001.

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

     10S. Master Sale Agreement, dated August 8, 2001, by and between Sunnyside Cogeneration Partners, L.P. and Coral Energy Resources, L.P. (the terms of the actual transaction are subject to confidentiality provisions).

     21.   Subsidiaries of the Registrant.           Page 66

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


RIDGEWOOD ELECTRIC POWER TRUST II (Registrant)

By:/s/ Robert E. Swanson    President                         April 16, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ Robert E. Swanson    President                         April 16, 2002
Robert E. Swanson

By:/s/ Christopher Naunton  Vice President and       April 16, 2002
Christopher Naunton       Chief Financial Officer

RIDGEWOOD POWER LLC  Managing Shareholder            April 16, 2002
By:/s/ Robert E. Swanson    President
Robert E. Swanson


                Ridgewood Electric Power Trust II

                Consolidated Financial Statements

                December 31, 2001, 2000 and 1999

Report of Independent Accountants


To the Shareholders of
Ridgewood Electric Power Trust II:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust II and its subsidiaries(the "Trust") at
December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 2, effective on January 7, 2002, the shareholders of the Trust consented to end its election to be treated as a Business Development Corporation under the Investment Company Act of 1940. As a result, accounting principles generally accepted in the United States of America for investment companies no longer applied to the Trust and the Trust adopted accounting principles generally accepted in the United States of America applicable to operating companies. The financial statements of the Trust for December 31, 2000 and 1999 have been restated to reflect the application of accounting principles generally accepted in the United States of America for operating companies.




PricewaterhouseCoopers LLP
Florham Park, NJ
April 2, 2002

Ridgewood Electric Power Trust II
Consolidated Balance Sheets

--------------------------------------------------------------------------------

                                                            December 31,
                                                     --------------------------
                                                         2001            2000
                                                                      Restated
                                                     -----------    -----------
Assets:
Cash and cash equivalents ........................   $   175,403    $   173,054
Restricted cash ..................................       202,570           --
Trade receivables, net of allowance
 of $244,169 in 2000 .............................       267,870        902,672
Current portion of note receivable
 from sale of investment .........................       522,938        482,902
Due from affiliates ..............................        20,200          6,174
Other current assets .............................        35,909         20,432
                                                     -----------    -----------

       Total current assets ......................     1,224,890      1,585,234

Investment in B-3 Limited Partnership ............     2,527,395      2,683,936

Plant and equipment ..............................     3,419,000      3,412,383
Accumulated depreciation .........................    (1,415,698)    (1,190,769)
                                                     -----------    -----------
                                                       2,003,302      2,221,614
                                                     -----------    -----------

Electric power sales contract ....................     3,032,000      3,032,000
Accumulated amortization .........................      (848,960)      (727,680)
                                                     -----------    -----------
                                                       2,183,040      2,304,320
                                                     -----------    -----------

Note receivable from sale of investment,
 less current portion ............................       277,528        800,425
                                                     -----------    -----------

        Total assets .............................   $ 8,216,155    $ 9,595,529
                                                     -----------    -----------

Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses ............   $   230,209    $   378,862
Due to affiliates ................................       182,215        324,049
                                                     -----------    -----------
        Total current liabilities ................       412,424        702,911

Commitments and contingencies ....................          --             --

Shareholders' Equity:
Shareholders' equity (235.3775 investor shares
 issued and outstanding) .........................     7,926,938      9,004,936
Managing shareholder's accumulated deficit
(1 management share issued and outstanding) ......      (123,207)      (112,318)
                                                     -----------    -----------
        Total shareholders' equity ...............     7,803,731      8,892,618
                                                     -----------    -----------

        Total liabilities and shareholders' equity   $ 8,216,155    $ 9,595,529
                                                     -----------    -----------








    See accompanying notes to the consolidated financial statements.


Ridgewood Electric Power Trust II
Consolidated Statements of Operations

--------------------------------------------------------------------------------

                                               Year Ended December 31,
                                      -----------------------------------------
                                         2001            2000           1999
                                                       Restated       Restated
                                      -----------    -----------    -----------

Power generation revenue ..........   $ 2,374,396    $ 3,530,580    $ 2,507,166

Cost of sales, including
 depreciation and amortization
  of $346,209, $347,693 and
   $348,385 in 2001, 2000 and 1999.     2,834,668      2,863,841      2,390,255
                                      -----------    -----------    -----------

Gross (loss) profit ...............      (460,272)       666,739        116,911

General and administrative expenses       465,945        757,836        411,314
Management fee paid to managing
 shareholder.......................       177,337           --           55,607
                                      -----------    -----------    -----------
     Total other operating expenses       643,282        757,836        466,921
                                      -----------    -----------    -----------

Loss from operations ..............    (1,103,554)       (91,097)      (350,010)
                                      -----------    -----------    -----------

Other income (expense):
   Interest income ................        99,848        134,135        162,686
   Interest expense ...............          --           (9,063)       (27,378)
   Equity income from B-3 Limited
    Partnership ...................        43,459        207,339         75,565
    Other expense .................      (128,640)       (22,877)       (64,231)
                                      -----------    -----------    -----------

     Other income (expense), net ..        14,667        309,534        146,642
                                      -----------    -----------    -----------

Net income (loss) .................   $(1,088,887)   $   218,437    $  (203,368)
                                      -----------    -----------    -----------



















 See accompanying notes to the consolidated financial statements.









Ridgewood Electric Power Trust II
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

                                          Managing
                         Shareholders    Shareholder       Total
                          -----------    -----------    -----------

Shareholders' equity,
 January 1, 1999 ......   $ 9,979,398    $  (102,474)   $ 9,876,924

Cash distributions ....      (282,456)        (2,853)      (285,309)

Net loss for the year .      (201,334)        (2,034)      (203,368)
                          -----------    -----------    -----------

Shareholders' equity,
 December 31, 1999 ....     9,495,608       (107,361)     9,388,247

Cash distributions ....      (706,925)        (7,141)      (714,066)

Net income for the year       216,253          2,184        218,437
                          -----------    -----------    -----------

Shareholders' equity,
 December 31, 2000 ....     9,004,936       (112,318)     8,892,618

Net loss for the year .    (1,077,998)       (10,889)    (1,088,887)
                          -----------    -----------    -----------

Shareholders' equity,
 December 31, 2001 ....   $ 7,926,938    $  (123,207)   $ 7,803,731
                          -----------    -----------    -----------

























    See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust II
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                             Year Ended December 31,
                                    --------------------------------------------
                                       2001            2000           1999
                                                     Restated       Restated
                                    -----------    -----------    -----------

Cash flows from operating
 activities:
    Net income (loss) ...........   $(1,088,887)   $   218,437    $  (203,368)


    Adjustments to reconcile net
     income (loss)to net cash
      flows from operating
       activities:
    Depreciation and
     amortization ...............       346,209        347,693        348,385
    Provision for doubtful
     accounts ...................          --          244,169           --
    Proceeds from note receivable       482,861        445,853        411,685
    Equity in earnings from
     unconsolidated B-3 Limited
      Partnership ...............       (43,459)      (207,339)       (75,565)
    Changes in assets and
     liabilities:
      Restricted cash ...........      (202,570)          --             --
      Decrease (increase) in
       trade receivable .........       634,802       (773,933)        29,717
      Increase in other
       current assets ...........       (15,477)        (2,509)        (1,635)
      (Decrease) increase in
        accounts payable and
         accrued expenses .......      (148,653)        61,371        107,205
      (Decrease) increase in due
        to/from affiliates,net ..      (155,860)       111,870          4,458
                                    -----------    -----------    -----------
        Total adjustments .......       897,853        227,175        824,250
                                    -----------    -----------    -----------

       Net cash provided by
        operating activities ....      (191,034)       445,612        620,882
                                    -----------    -----------    -----------

Cash flows from investing
 activities:
     Distributions from B-3
      Limited Partnership .......       200,000        300,000        100,000
     Capital expenditures .......        (6,617)        (1,533)       (18,790)
                                    -----------    -----------    -----------
       Net cash provided by
        investing activities ....       193,383        298,467         81,210
                                    -----------    -----------    -----------

Cash flows from financing
  activities:
     Borrowings under line of
      credit facility ...........          --             --          550,000
     Repayments under line of
      credit facility ...........          --         (400,000)      (450,000)
     Cash distributions to
      shareholders ..............          --         (714,066)      (285,309)
                                    -----------    -----------    -----------
       Net cash used in financing
        activities ..............          --       (1,114,066)      (185,309)
                                    -----------    -----------    -----------

Net increase in cash and
 cash equivalents ...............         2,349       (369,987)       516,783
Cash and cash equivalents,
 beginning of year ..............       173,054        543,041         26,258
                                    -----------    -----------    -----------

Cash and cash equivalents,
 end of year ....................   $   175,403    $   173,054    $   543,041
                                    -----------    -----------    -----------

















  See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust II
Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------


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

Ridgewood Energy Holding Corporation, a Delaware corporation, is the Corporate Trustee of the Trust. The Corporate Trustee acts on the instructions of the Managing Shareholder and is not authorized to take independent discretionary action on behalf of the Trust.

"Business Development Company"
Effective April 29, 1993, the Trust elected to be treated as a "business development company" ("BDC") under the Investment Company Act of 1940 (`the 1940 Act") and registered its shares under the Securities Exchange Act of 1934.

In November 2001, through a proxy solicitation the Trust requested investor consent to end the BDC status. On January 7, 2002, the consents were tabulated and more than two-thirds of the investor shares consented to the elimination of the BDC status. Accordingly, the Trust is no longer an investment company under the 1940 Act.

2.    Summary of Significant Accounting Policies

Accounting Changes
As a BDC under the 1940 Act, the Trust utilized generally accepted accounting principles for investment companies. As a result of the elimination of the BDC status, the Trust now utilizes generally accepted accounting principles for operating companies. In accordance with the generally accepted accounting principles for BDCs, investments in power generation projects were stated at fair value in previously issued financial statements. As a result of the elimination of the BDC status, consolidation and equity method accounting principles now apply to the accounting for investments. Accordingly, the financial data for all prior periods presented have been restated to reflect the use of consolidation and equity method accounting principles.

Principles of consolidation
The consolidated financial statements include the accounts of the Trust and its controlled subsidiaries. All material intercompany transactions have been eliminated.

The Trust uses the equity method of accounting for its investments in affiliates which are 50% or less owned if the Trust has the ability to exercise significant influence over the operating and financial policies of the affiliates but does not control the affiliate. The Trust's share of the earnings of the affiliates is included in the Consolidated Statements of Operations.

Critical accounting policies and estimates
The preparation of consolidated financial statements requires the Trust to make estimates and judgements that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Trust evaluates its estimates, including provision for bad debts, carrying value of investments, amortization/depreciation of plant and equipment and intangible assets, and recordable liabilities for litigation and other contingencies. The Trust bases its estimates on historical experience, current and expected conditions and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

New Accounting Standards and Disclosures
SFAS 141
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, which eliminates the pooling-of-interest method of accounting for business combinations and requires the use of the purchase method. In addition, SFAS 141 requires the reassessment of intangible assets to determine if they are appropriately classified either separately or within goodwill. SFAS 141 is effective for business combinations initiated after June 30, 2001. The Trust adopted SFAS 141 on July 1, 2001, with no material impact on the consolidated financial statements.

SFAS 142
In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. Other intangible assets with definite economic lives will continue to be amortized over their useful lives. The Trust will adopt SFAS 142 effective January 1, 2002 and is currently assessing the impact that this standard may have on the Trust.

SFAS 143
In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the consolidated financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value, with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciated in accordance with normal depreciation policy and the liability will be increased for the time value of money, with a charge to the income statement, until the obligation is settled. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Trust will adopt SFAS 143 effective January 1, 2003 and is currently assessing the impact that this standard may have on the Trust.

SFAS 144
In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of. For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying amount is not recoverable from undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. For long-lived assets to be disposed of, SFAS 144 establishes a single accounting model based on the framework established in SFAS 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations and replaces the provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of segments of a business. SFAS 144 also broadens the reporting of discontinued operations. The Trust will adopt SFAS 144 effective January 1, 2002 and is currently assessing the impact that this standard may have on the Trust.

Cash and cash equivalents
The Trust considers all highly liquid investments with maturities when purchased of three months or less to be cash and cash equivalents. Cash and cash equivalents consist of commercial paper and funds deposited in bank accounts.

Impairment of Long-Lived Assets and Intangibles
In accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of, the Trust evaluates long-lived assets, such as fixed assets and specifically identifiable intangibles, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is made by comparing the carrying value of an asset to the estimated undiscounted cash flows attributable to that asset. If an impairment has occurred, the impairment loss recognized is the amount by which the carrying value exceeds the discounted cash flows attributable to the asset or the estimated fair value of the asset.

Plant and equipment
Plant and equipment, consisting principally of electrical generating equipment, is stated at cost. Major renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures that increase the efficiency of the assets are expensed as incurred. The Trust periodically assesses the recoverability of plant and equipment, and other long-term assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable

Depreciation is recorded using the straight-line method over the useful lives of the assets, which are 3 to 20 years with a weighted average of 15 years at December 31, 2001 and 2000. During 2001, 2000 and 1999, the Trust recorded depreciation expense of $224,929, $226,413 and $227,105, respectively.

Electric Power Sales Contract
A portion of the purchase price of the Monterey Project was assigned to the electric power sales contract and is being amortized over the life of the contract (25 years) on a straight-line basis. The electric power sales contract is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During 2001, 2000 and 1999, the Trust recorded amortization expense of $121,280.

Revenue recognition
Power generation revenue is recorded in the month of delivery, based on the estimated volumes sold to customers at rates stipulated in the power sales contract. Adjustments are made to reflect actual volumes delivered when the actual information subsequently becomes available. Billings to customers for power generation generally occurs during the month following delivery. Final billings do not vary significantly from estimates. Interest income is recorded when earned and dividend income is recorded when declared.

Supplemental cash flow information
Total interest paid during the years ended December 31, 2000 and 1999 was $9,063 and $27,378, respectively.

Significant Customers
During 2001, 2000 and 1999, the Trust's largest customer, Pacific Gas and Electric Company ("PG&E"), accounted for 63%, 80% and 69%, respectively of total revenues.

Income taxes
No provision is made for income taxes in the accompanying consolidated financial statements as the income or losses of the Trust are passed through and included in the tax returns of the individual shareholders of the Trust.

3.       Projects

Sunnyside Cogeneration Partners, L.P. (known as the Monterey project)
On January 9, 1995, the Trust acquired 100% of the existing partnership interests of Sunnyside Cogeneration Partners, L.P., which owns and operates a
5.5 megawatt electric cogeneration facility, located in Monterey County, California. The aggregate purchase price was $5,198,058 including transaction costs. Electricity is sold to PG&E under a long term contract expiring in 2020.

The acquisition of the Monterey Project was accounted for as a purchase and the results of operations of the Monterey Project have been included in the Trust's consolidated financial statements since the acquisition date. The purchase price was allocated to the net assets acquired, based on their respective fair values. Of the purchase price, $3,032,000 was allocated to the electric power sales contract and is being amortized over the life of the contract (25 years).

See Note 9 - Pacific Gas and Electric Company Financial Crisis, for developments affecting the Monterey Project.

On April 1, 1999, PG&E sued the Trust's subsidiary that owns the Monterey Project in the Superior Court of California for the City and County of San Francisco. PG&E alleged that the Monterey Project did not meet federal and state efficiency requirements and that accordingly the Project was not entitled to the benefit of discounted natural gas fuel rates allowable to qualifying cogeneration facilities. The lawsuit claimed an unspecified amount of damages. The State lawsuit was dismissed without prejudice and by agreement of the parties and the matter was brought by PG&E to the Federal Energy Regulatory Commission ("FERC") by petition for a determination.

PG&E filed with FERC a petition seeking a revocation of the Monterey Project's QF status and a refund of certain overpayments PG&E claims it made to the Project, which were not justified due to the Monterey Project's alleged failure to maintain QF status. The FERC proceeding generally involved a determination of the proper location for metering and computing efficiency standards. The Trust believed that its location of the meter is correct for determining such standards and that it would succeed at FERC and retain its QF status and that no refunds will be required.

On December 19, 2001, FERC rendered its decision completely in favor of the Monterey Project on all aspects of the claims that PG&E raised. The time period within which PG&E was legally obligated to seek a re-hearing of the order from FERC has expired with no such rehearing being filed. Therefore, the FERC order in favor of the Monterey Project is now final and cannot be appealed by PG&E.

On December 31, 1998 the Trust, through subsidiaries, filed a legal complaint in the Superior Court of California for Monterey County against Waukesha-Pierce, Inc. and subsidiaries, alleging that the subsidiaries had not disclosed the existence of an obligation of the Monterey project to Pacific Gas and Electric Company and therefore breached a warranty in the acquisition agreement. The claim was for approximately $273,000 plus interest and expenses. Waukesha-Pierce, Inc. was included in the proceeding as a contractual guarantor. On January 17, 1999, a separate action against Waukesha-Pierce, Inc. was filed by the Trust's subsidiaries in the United States District Court for the Northern District of Texas to enforce the guaranty. The parties agreed to dismiss the Texas case without prejudice before material proceedings resulted. The California case was settled in March 2000; Waukesha-Pierce Inc. agreed to pay the Project approximately $190,000 and to cooperate with the Project in the potential FERC proceedings involving the Monterey project discussed above and the Trust agreed to cooperate with Waukesha-Pierce in releasing funds due from PG&E to Waukesha-Pierce, accordingly no amounts have been recorded. The settlement has not yet been completed, as the funds due from PG&E to Waukesha-Pierce have not yet been released by PG&E. As a result, no amounts have been recorded related to this potential settlement.

Pump Services Company, LP (known as California Pumping Project)
In 1995, the Trust acquired a package of natural gas and diesel engines, which drive deep irrigation well pumps in Ventura County, California. The engines' shaft horsepower-hours are sold to farmers at a discount from the price of equivalent kilowatt hours of electricity. The operator pays for fuel, maintenance, repair and replacement. The project has an equivalent of 6 megawatts of power.

B-3 Limited Partnership (known as the Columbia project)
On August 31, 1994, the Trust made a limited partnership investment in this partnership, which was formed to construct and operate a municipal waste transfer station, located in Columbia County, New York. The project commenced operations in January 1995.

In exchange for its investment, the Trust is entitled to receive annually a preferred distribution of available net cash flow from the facility equal to 18% of its investment. In the event that in any given year available net cash flow from the project does not at least equal the amount of the preferred minimum return, the amount of such shortfall is payable on a priority basis out of any available net cash flow in subsequent years. The Trust may also be entitled to receive additional distributions from any net cash flow in excess of the 18% return on its investment. The aggregate purchase price of the Trust's investment in the partnership was $3,975,240. The Trust received distributions of $200,000, $300,014 and $100,000 from the project for the years ended December 31, 2001, 2000 and 1999, respectively.

Due to the protective rights of the other partner and in accordance with Emerging Issues Task Force ("EITF") 96-16 "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights", The Trust's 50.5% ownership in the B-3 Limited Partnership is accounted for under the equity method of accounting. The Trust's equity in the earnings of the B-3 Project has been included in the consolidated financial statements since acquisition in accordance with the terms in the partnership agreement.

The partnership agreement requires income (loss) earned by the partnershipto be allocated and distributed to the partners as follows:
1. Gross income is allocated as distributions declared have been allocated to the partners.
2. The difference between distributions declared and net income before depreciation is allocated to the partners according to partnership interests.
3. Depreciation expense is allocated to the partners proportionally according to their original capital contributions to the partnership.

Summarized financial information for the B-3 Limited Partnership is as follows:

Balance Sheet Information

                                 December 31, 2001      December 31, 2000
                                 -------------------    -------------------

Current assets                         $ 1,560,006            $ 1,572,896
Non-current assets                       2,366,793              2,526,960
                                 -------------------    -------------------
Total assets                            $3,926,799             $4,099,856
                                 -------------------    -------------------

Current liabilities                      $ 644,757              $ 623,540
Long-term debt                              21,843                 74,263
                                 -------------------    -------------------
Total liabilities and equity            $3,926,799             $4,099,856
                                 -------------------    -------------------


Statement of Operations Information

                        For the Year Ended December 31,
                    ------------------------------------
                       2001         2000         1999
                    ----------   ----------   ----------

Revenue .........   $5,948,082   $5,856,071   $5,308,904
Operating expense    5,889,936    5,525,722    5,089,672
                    ----------   ----------   ----------

Net income ......   $   58,146   $  330,349   $  219,232
                    ----------   ----------   ----------


During the dissolution or termination of the partnership, profits and losses are allocated to the partners proportionally according to their original capital contributions to the partnership until the amount allocated equals the initial capital contributions. Any remaining profits and losses are allocated to the partners according to their partnership interests. Distributions are allocated proportionally to the partners having positive capital balances until those balances are reduced to zero. Distributions are then allocated to the partners according to their partnership interests.

4.   Note Receivable from Sale of Investment

On June 25, 1997, the Trust sold its entire interest in a chilled water facility to subsidiaries of NRG Energy, Inc. ("NRG"). As part of the consideration, the Trust received an 8% promissory note in the amount of $2,700,000 payable monthly over six years. NRG payments are current on the promissory note, including interest.

5.       Line of Credit Facility, Letter of Credit and Restricted Cash

During the fourth quarter of 1997, the Trust and its principal bank executed a revolving line of credit agreement, whereby the bank provided a three year committed line of credit facility of $750,000. The credit facility was extended until July 31, 2002. At December 31, 1999, borrowings under this credit facility equaled $400,000. The balance outstanding at December 31, 1999 was repaid on March 6, 2000. Outstanding borrowings bear interest at LIBOR plus 2.5% (4.376% and 9.07% at December 31, 2001 and 2000, respectively). The amount outstanding under the line of credit facility must be reduced to zero for a thirty-day period each year. The credit agreement will require the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1.

In August 2001, the Trust issued through its bank a standby letter of credit in the amount of $504,000 to secure the gas purchases of the Monterey project. The Trust used its credit facility and a restricted certificate of deposit in the amount of $202,570 to collateralize the letter of credit which is presented as restricted cash on the Consolidated Balance Sheets.

6. Commitments

The Monterey project has a long-term operating ground lease. The lease is for a term of thirty years.

Future minimum lease payments as of December 31, 2001 are as follows:

                                                   Year Ended
                             December 31,          Repayment
                             ------------          ---------
                                 2002                12,396
                                 2003                12,396
                                 2004                12,396
                                 2005                12,396
                                 2006                12,396
                               Thereafter           177,676

Rent expense for each of the years ended December 31, 2001, 2000 and 1999 was $12,396.

7.   Transactions with Managing Shareholder and Affiliates

The Trust entered into a management agreement with the managing shareholder, under which the managing shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. As compensation to the managing shareholder, the Trust paid to the managing shareholder an annual management fee equal to 2.5% of the net asset value of the Trust payable monthly upon the closing of the Trust. Under the terms of the management agreement, the annual management fee decreased to 1.5% of the net asset value of the Trust effective February 1, 1999. For the years ended December 31, 2001 and 1999, the Trust paid management fees to the managing shareholder of $177,337 and $55,607, respectively. During the period of April 1999 to December 2000, the managing shareholder waived the management fee to which it was entitled.

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

Where permitted, in the event the managing shareholder or an affiliate performs brokering services in respect of an investment acquisition or disposition opportunity for the Trust, the managing shareholder or such affiliate may charge the Trust a brokerage fee. Such fee may not exceed 2% of the gross proceeds of any such acquisition or disposition. No such fees have been incurred through December 31, 2001.

The managing shareholder owns 1.45 investor shares of the Trust with a cost of $121,800. The Trust granted the managing shareholder a single Management Share representing the managing shareholder's management rights and rights to distributions of cash flow.

In 1996, under an Operating Agreement with the Trust, Ridgewood Management provides management, purchasing, engineering, planning and administrative services to the power generation project operated by the Trust. Ridgewood Management charges the project at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amount invested in projects managed by Ridgewood Management. During the year ended December 31, 2001, 2000 and 1999, Ridgewood Management charged Sunnyside Cogeneration Partners $153,354, $109,148, and $150,711, respectively, for overhead items allocated in proportion to the amount invested in projects managed. During the years ended December 31, 2001, 2000 and 1999, Ridgewood Management charged the California Pumping Project $77,103, $70,118 and $75,818, respectively, for overhead items allocated in proportion to the amount invested in projects managed. Ridgewood Management also charged Sunnyside Cogeneration Partners and the California Pumping Project for all of the direct operating and non-operating expenses incurred during the periods.

At December 31, 2001 and 2000, the Trust had outstanding payables of $182,215 and $324,049, respectively, to Ridgewood Management. From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable do not bear interest.

8.  Fair Value of Financial Instruments

At December 31, 2001 and 2000, the carrying value of the Trust's cash and cash equivalents, trade receivables, and accounts payable and accrued expenses approximates their fair value. The fair value of the letter of credit does not differ materially from its carrying value.

9. Pacific Gas and Electric Company Financial Crisis

Due to financial difficulties, PG&E did not pay in full for electrical energy and capacity delivered by the Monterey Project in December 2000 and January 2001. Accordingly, the Monterey Project was unable to pay its natural gas supplier for the gas delivered for those months. In late January of 2001, the gas supplier requested assurance of payment before it would agree to provide natural gas during February. Due to PG&E's financial crises and its inability to pay, the Monterey Project was unable on its own to provide an acceptable assurance or to pay the arrears and, as a result, the supplier refused to provide natural gas beyond February 6, 2001 and the Trust shut down the Monterey Project. Many QFs under contract with PG&E suffered the same fate and were forced to shut operations because of PG&E's failure to pay for energy and capacity delivered. On April 6, 2001, as a result of its financial problems, PG&E filed for protection under the U.S. Bankruptcy laws.

In April 2001, the Monterey Project entered into an agreement with a financial institution whereby it sold, irrevocably and without recourse, its undivided interest in all eligible trade accounts receivables for December 2000 and January 2001. Costs associated with the sale of receivables of $127,130 and $244,169 for 2001 and 2000, respectively, primarily related to the discount and loss on sale, are included in general and administrative expenses in the Consolidated Statements of Operations.

In August 2001, PG&E and the Monterey Project entered into an amendment to the electric power sales contract for a term of five years, which would effectively replace, for such 5 year term, the variable formula for determining the energy price with a fixed energy price. Also in August 2001, the Monterey Project entered into a five year fixed price natural gas supply agreement with Coral Energy Services, Inc., a subsidiary of Shell Oil.

B-3 Limited Partnership
Financial Statements
(and Report of Independent Accountants)
For the Years Ended December 31, 2001, 2000 and 1999

B-3 Limited Partnership
Index
--------------------------------------------------------------------------------



                                                                       Page(s)


Report of Independent Accountants.........................................1


Financial Statements

              Balance sheets..............................................2

              Statements of income........................................3

              Statements of partners' equity..............................4

              Statements of cash flows....................................5

              Notes to financial statements..............................6-9

                                        1
                        Report of Independent Accountants


To the Partners of
B-3 Limited Partnership


In our opinion, the accompanying balance sheets and the related statements of income, partners' equity and cash flows present fairly, in all material respects, the financial position of B-3 Limited Partnership (the "Partnership") at December 31, 2001 and 2000, and the results of its operations and its cash flows for the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP




March 15, 2002

B-3 Limited Partnership
Balance Sheets
For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


                                                               December 31,
                                                   -----------------------------
                                                           2001           2000
                                                        ----------    ----------
Assets:
Cash and cash equivalents ..........................    $  281,363    $  501,070
Trade receivables, less allowance of $56,000 in
   2001 and $15,411 in 2000 ........................     1,065,214       987,091
Related party receivables ..........................       213,429        84,735
                                                        ----------    ----------
     Total current assets ..........................     1,560,006     1,572,896
                                                        ----------    ----------

Property, plant and equipment, net .................     2,366,794     2,526,960
                                                        ----------    ----------

     Total assets ..................................    $3,926,800    $4,099,856
                                                        ----------    ----------


Liabilities and Partners' Equity:

Liabilities:
Accounts payable ...................................    $   88,774    $  156,936
Related party payables .............................        56,373        66,211
Notes payable, current portion .....................        52,421        61,189
Accrued liabilities ................................       447,190       339,204
                                                        ----------    ----------
     Total current liabilities .....................       644,758       623,540

Notes payable, net of current portion ..............        21,843        74,263
                                                        ----------    ----------

     Total liabilities .............................       666,601       697,803

Partners' equity ...................................     3,260,199     3,402,053
                                                        ----------    ----------

     Total liabilities and partners' equity ........    $3,926,800    $4,099,856
                                                        ----------    ----------








       The accompanying notes are an integral part of the financial statements.

B-3 Limited Partnership
Statements of Operations
For the Years Ended December 31, 2001, 2000 and 1999


                                              For the Year Ended December 31,
                                            ------------------------------------
                                                2001         2000         1999
                                            ----------   ----------   ----------

Revenue:
Operating fees ..........................   $5,948,082   $5,842,758   $5,305,655
Interest income .........................        5,112       10,042        6,612
Other income ............................           --       13,313        3,249
                                            ----------   ----------   ----------
Total revenue ...........................    5,953,194    5,866,113    5,315,516
                                            ----------   ----------   ----------

Cost and expenses:
     Operating expenses .................    5,610,533    5,215,593    4,782,040
     Depreciation and amortization ......      276,864      309,373      287,663
     Interest expense ...................        7,651       10,798        5,091
     Loss on sale of fixed assets .......           --           --       21,490
                                            ----------   ----------   ----------

           Total costs and expenses .....    5,895,048    5,535,764    5,096,284
                                            ----------   ----------   ----------


Net income ..............................   $   58,146   $  330,349   $  219,232
                                            ----------   ----------   ----------









The accompanying notes are an integral part of the financial statements.

B-3 Limited Partnership
Statements of Partners' Equity
For the Years Ended December 31, 2001, 2000 and 1999
------------------------------------------------------------------------------

                                          2001           2000           1999
                                      -----------    -----------    -----------

Balance at beginning of period ....   $ 3,402,053    $ 3,371,704    $ 3,252,472
Net income ........................        58,146        330,349        219,232
Distributions .....................      (200,000)      (300,000)      (100,000)
                                      -----------    -----------    -----------

Balance at end of period ..........   $ 3,260,199    $ 3,402,053    $ 3,371,704
                                      -----------    -----------    -----------















The accompanying notes are an integral part of the financial statements.

B-3 Limited Partnership
Statements of Cash Flows
For the Years Ended December 31, 2001, 2000 and 1999
------------------------------------------------------------------------------


                                            For the Year Ended December 31,
                                          -----------------------------------
                                            2001         2000         1999
                                          ---------    ---------    ---------
Cash flows from operating activities:
Net income ............................   $  58,146    $ 330,349    $ 219,232

Adjustments to reconcile net income to
 net cash provided by operating
  activities:
   Depreciation and amortization ......     276,864      309,373      287,663
   Provision for bad debt .............      40,589      (95,573)          --

   Loss on sale of equipment ..........          --           --       21,490

   Changes in assets and liabilities:
     Trade receivables ................    (118,712)     148,680     (566,470)
     Related party receivables ........    (128,694)     (81,481)      (3,254)
     Other assets .....................          --       17,000       17,576
     Related party payables ...........      (9,838)      51,097       13,771
     Accounts payable .................     (68,162)    (210,656)     (94,045)
     Accrued liabilities ..............     107,986      139,675      121,338
                                          ---------    ---------    ---------
      Net cash provided by
        operating activities ..........     158,179      608,464       17,301
                                          ---------    ---------    ---------

Cash flows from investing activities:
Proceeds from sale of equipment .......          --           --       44,000
Acquisition of property, plant
 and equipment ........................    (116,698)     (40,021)     (52,849)
                                          ---------    ---------    ---------
      Net cash used in investing
        activities ....................    (116,698)     (40,021)      (8,849)
                                          ---------    ---------    ---------

Cash flows from financing activities:
Payments on notes payable .............     (61,188)     (57,899)     (23,102)
Distributions to partners .............    (200,000)    (300,000)    (100,000)
                                          ---------    ---------    ---------

       Net cash used in
        financing activities ..........    (261,188)    (357,899)    (123,102)
                                          ---------    ---------    ---------


Net (decrease) increase in cash
 and cash equivalents .................    (219,707)     210,544     (114,650)

Cash and cash equivalents,
  beginning of year ...................     501,070      290,526      405,176
                                          ---------    ---------    ---------

Cash and cash equivalents,
  end of year .........................   $ 281,363    $ 501,070    $ 290,526
                                          ---------    ---------    ---------

Supplemental disclosure of
 cash flow information:
 Cash paid for interest ...............   $   6,632    $   6,837    $   5,091
                                          ---------    ---------    ---------


During 1999, the Partnership financed the purchase of approximately $217,000 in equipment with notes payable.







The accompanying notes are an integral part of the financial statements.

B-3 Limited Partnership
Notes to Financial Statements
--------------------------------------------------------------------------------


1.     Organization and Nature of Operations

       B-3 Limited Partnership (the Partnership) was formed on August 19, 1994. Berkshire B-3, Inc. (B-3 Corp) is the general partner. EAC Operations, Inc. (eco) and Ridgewood Electric Power Trust II (Ridgewood II) are limited partners. The Partnership was formed for the purpose of owning and operating a solid waste Transfer Station near Exit B-3 of the New York State Thruway, Berkshire Spur in Canaan, New York.

       The Transfer Station is designed to accept and prepare solid waste for transport to properly licensed waste management facilities. The Transfer Station accepts solid waste from towns and private solid waste haulers.


2.     Summary of Significant Accounting Policies

       Revenue
       Revenue is recognized upon the receipt of waste.

       Cash and cash equivalents
       The Partnership considers money market account balances to be cash equivalents.

       Property, plant and equipment
       Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, as follows:

                  Equipment                          3 - 7 years
                  Building                           15 years

       Intangible assets
       Intangible assets included organization costs. These costs were amortized using the straight-line method over five years, and were fully amortized at the end of 1999.

       Income taxes
       The Partnership's income is not subject to income taxes under existing federal and state tax laws. Partnership income or loss is allocated to the partners for income tax purposes.

       Use of estimates
       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.     Property, Plant and Equipment

       Property, plant and equipment consist of the following at December 31, 2001 and 2000:

                                             2001           2000

Building .............................   $ 3,490,743    $ 3,490,743
Land and land improvements ...........       254,079        228,383
Equipment ............................       404,445        313,445
                                         -----------    -----------
     Total ...........................     4,149,267      4,032,571
Less accumulated depreciation ........    (1,782,473)    (1,505,611)
                                         -----------    -----------

     Net property, plant and equipment   $ 2,366,794    $ 2,526,960
                                         ===========    ===========


4.     Notes Payable

       On August 15, 1999, the Partnership entered into two separate financing agreements to purchase equipment. At December 31 the balances on such notes are:

                                                         2001        2000

Note payable to financing company in monthly
 installments of $3,190,including interest charged
  at 6.65%, through July 2003 ....................   $  57,378    $  90,632

Note payable to financing company in monthly
 installments of $2,449 including interest charged
  at 4.49%, through July 2002 ....................      16,886       44,820
                                                     ---------    ---------

Total obligations ................................      74,264      135,452
Less current maturities ..........................     (52,421)     (61,189)
                                                     ---------    ---------

Long-term obligations ............................   $  21,843    $  74,263
                                                     =========    =========

Below is a summary of minimum payments due under the Partnership's notes payable obligations:

                                Year
                                2002               $52,421
                                2003                21,843
                                                   -------
  Total minimum payments due under notes payable
     including current maturities ..............   $74,264
                                                   =======

5.     Distributions and Allocation of Partnership Income

       Ridgewood II is entitled to receive annually a preferred distribution of available net cash flow from the facility equal to 18% of its investment. In the event that in any given year available net cash flow from the project does not at least equal the amount of the preferred minimum return, the amount of such shortfall is payable on a priority basis out of any available net cash flow in subsequent years.

       The Partnership agreement requires income (loss) earned by the Partnership to be allocated and distributed to the partners as follows:

          1. Gross income is allocated as distributions declared have been allocated to the partners.
          2. The difference between distributions declared and net income before depreciation and amortization is allocated to the partners according to partnership interests.
          3. Depreciation and amortization expense is allocated to the partners proportionally according to their original capital contributions to the partnership.

       The Partnership terminates in 2041 unless sooner terminated in accordance with the Partnership agreement. During the dissolution or termination of the partnership, profits and losses are allocated to the partners proportionally according to their original capital contributions to the partnership until the amount allocated equals the initial capital contributions. Any remaining profits and losses are allocated to the partners according to their partnership interests. Distributions are allocated proportionally to the partners having positive capital balances until those balances are reduced to zero. Distributions are then allocated to the partners according to their partnership interests.


6.     Related Party Transactions

       The Partnership's general partner is owned by Ridgewood Power Trust II (51% ownership interest) and eco (49% ownership interest). eco has a ten-year contract with the Partnership to operate and maintain the records for the B-3 Transfer Station, which expires in January 2005. eco is 100% owned by Energy Answers Corporation (EAC). This relationship resulted in the following transactions with EAC affiliates for the years ended December 31, 2001, 2000 and 1999:

                          2001                  2000                1999
                  -------------------- --------------------- -------------------
                  Revenues   Expenses   Revenues  Expenses   Revenues   Expenses
                  Received    Paid To   Received   Paid To   Received    Paid To
                    From                  From                 From
                  --------   --------   --------  --------   --------   --------
100% owned
 subsidiaries
 of EAC .......  $458,593   $357,418   $144,147   $235,699   $  3,464   $221,849
Pittsfield
 Investors
 Limited
 Partnership
 (PILP)eco/
 Pittsfield,
 Inc.is the
 general
 partner of
 PILP and
 is a 100%
 subsidiary
 of EAC .......   107,424     25,019     91,582     21,492     33,624     27,193
Capital
 Compost
 and Waste
 Reduction
 Services, LLC
 60%
 subsidiary
 of EAC in
 2000 and 1999,
 wholly owned
 by EAC in 2001        --     86,118        --      108,021       --       2,133

       The contract with eco provides for eco to receive a management fee should the Partnership achieve certain profitability and capital return targets. No such management fee was earned by or paid to eco for the years ended December 31, 2001, 2000 and 1999.

       The Partnership leases equipment from eco on a month-to-month basis for $7,439, $6,527 and $3,676 per month, respectively, in 2001, 2000 and
       1999. The amounts due to eco at December 31, 2001, 2000 and 1999 associated with this lease were $8,584, $0 and $3,676, respectively, and are included in related party payable. Rent expense for each of the years ended December 31, 2001, 2000 and 1999 associated with this lease was $89,272, $78,323 and $44,112.


7.      Concentrations of Credit Risk

       Concentrations of credit risk consists primarily of cash and cash equivalents and accounts receivable.

       From time to time, the Partnership has on deposit with certain banks and financial institutions, cash and cash equivalents which exceed the amount subject to federal insurance. The amount of cash and cash equivalents on deposit in excess of FDIC insurance limits was $478,270 and $418,275 at December 31, 2001 and 2000. The Partnership attempts to mitigate this risk by depositing its cash and cash equivalents with high credit quality financial institutions.

       At December 31, 2001, 72% of trade accounts receivables balances were from four customers, and in 2000, 61% of the trade accounts receivables balances were from four customers.

       Revenues from three customers represented approximately 18%, 16% and 11% of operating revenues for the year ended December 31, 2001, 15%; 13% and 11% of operating revenues for the year ended December 31, 2000 and 17%, 16% and 16% of operating revenues for the year ended December 31, 1999.


8.     Contingencies

       The Partnership is subject to various requirements including the procurement of requisite licenses and permits at the Transfer Station. These licenses and permits are subject to periodic renewal. The Partnership anticipates that once a license or permit is issued with respect to the Transfer Station, the license or permit will be renewed at the end of its term if the Transfer Station's operations are in compliance with the applicable regulatory requirements. The loss of a license or permit would have a material adverse affect on the Partnership's operations.