Form 10-Q
period 2002-03-31
RIDGEWOOD ELECTRIC POWER TRUST II
filed 2002-05-15
CIK 895993

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.


                  For the quarterly period ended March 31, 2002
                          Commission file Number 0-21304

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

Item 1. Consolidated Financial Statements









                          Ridgewood Electric Power Trust II

                          Consolidated Financial Statements

                                   March 31, 2002

Ridgewood Electric Power Trust II
Consolidated Balance Sheets (unaudited)
--------------------------------------------------------------------------------



                                                       March 31,    December 31,
                                                         2002           2001
                                                     -----------    -----------
Assets:
Cash and cash equivalents ........................   $   158,686    $   175,403
Restricted cash ..................................       202,570        202,570
Trade receivables ................................       283,260        267,870
Current portion of note receivable from
 sale of investment ..............................       533,466        522,938
Due from affiliates ..............................        20,200         20,200
Other current assets .............................        36,664         35,909
                                                     -----------    -----------

       Total current assets ......................     1,234,846      1,224,890

Investment in B-3 Limited Partnership ............     2,479,202      2,527,395

Plant and equipment ..............................     3,415,695      3,419,000
Accumulated depreciation .........................    (1,471,929)    (1,415,698)
                                                     -----------    -----------
                                                       1,943,766      2,003,302
                                                     -----------    -----------

Electric power sales contract ....................     3,032,000      3,032,000
Accumulated amortization .........................      (879,280)      (848,960)
                                                     -----------    -----------
                                                       2,152,720      2,183,040
                                                     -----------    -----------

Note receivable from sale of investment,
 less current portion ............................       140,147        277,528
                                                     -----------    -----------


        Total assets .............................   $ 7,950,681    $ 8,216,155
                                                     -----------    -----------

Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses ............   $   149,082    $   230,209
Due to affiliates ................................        66,690        182,215
                                                     -----------    -----------
        Total current liabilities ................       215,772        412,424

Commitments and contingencies ....................          --             --

Shareholders' Equity:
Shareholders' equity (235.3775 investor
 shares issued and outstanding) ..................     7,858,804      7,926,938
Managing shareholder's accumulated deficit
 (1 management share issued and outstanding) .....      (123,895)      (123,207)
                                                     -----------    -----------
        Total shareholders' equity ...............     7,734,909      7,803,731
                                                     -----------    -----------

        Total liabilities and shareholders' equity   $ 7,950,681    $ 8,216,155
                                                     -----------    -----------





      See accompanying notes to the consolidated financial statements.


Ridgewood Electric Power Trust II
Consolidated Statements of Operations(unaudited)
--------------------------------------------------------------------------------

                                                   Three Months Ended
                                                 ----------------------
                                                 March 31,    March 31,
                                                   2002         2001
                                                              Restated
                                                 ---------    ---------

Power generation revenue .....................   $ 736,785    $ 375,133

Cost of sales, including depreciation and
   amortization of $86,551 and $86,552 in 2002
   and 2001 ..................................     697,605      415,486
                                                 ---------    ---------

Gross (loss) profit ..........................      39,180      (40,353)

General and administrative expenses ..........      31,959      224,001
Management fee paid to managing shareholder
                                                    29,264       25,693
                                                 ---------    ---------
     Total other operating expenses ..........      61,223      249,694
                                                 ---------    ---------

Loss from operations .........................     (22,043)    (290,047)
                                                 ---------    ---------

Other income (expense):
   Interest income ...........................      18,116       28,553
   Equity loss from B-3 Limited Partnership ..     (48,193)     (77,920)
    Other expense ............................     (16,702)     (10,307)
                                                 ---------    ---------

     Other income (expense), net .............     (46,779)     (59,674)
                                                 ---------    ---------

Net loss .....................................   $ (68,822)   $(349,721)
                                                 ---------    ---------

















      See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust II
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------

                                          Managing
                          Shareholders   Shareholder       Total
                          -----------    -----------    -----------

Shareholders' equity,
 December 31, 2001 ....   $ 7,926,938    $  (123,207)   $ 7,803,731

Net loss for the period       (68,134)          (688)       (68,822)
                          -----------    -----------    -----------

Shareholders' equity,
 March 31, 2002 .......   $ 7,858,804    $  (123,895)   $ 7,734,909
                          -----------    -----------    -----------




























           See accompanying notes to the consolidated financial statements

Ridgewood Electric Power Trust II
Consolidated Statements of Cash Flows(unaudited)
--------------------------------------------------------------------------------


                                                         Three Months Ended
                                                       March 31,    March 31,
                                                         2002         2001
                                                                    Restated
                                                       ---------    ---------

Cash flows from operating activities:
     Net loss ......................................   $ (68,822)   $(349,721)
                                                       ---------    ---------

     Adjustments to reconcile net loss to net cash
      flows from operating activities:
     Depreciation and amortization .................      86,551       86,552
     Proceeds from note receivable .................     126,853      117,131
     Equity in earnings from unconsolidated B-3
       Limited Partnership .........................      48,193       77,920
     Changes in assets and liabilities:
       (Increase) decrease in trade receivables ....     (15,390)     372,250
       (Increase) decrease in other current assets .        (755)      13,358
       (Decrease) increase in accounts payable and
         accrued expenses ..........................     (81,127)      76,693
       Decrease in due to/from affiliates, net .....    (115,525)    (288,055)
                                                       ---------    ---------
         Total adjustments .........................      48,800      455,849
                                                       ---------    ---------

         Net cash (used in) provided by operating
          activities ...............................     (20,022)     106,128
                                                       ---------    ---------

Cash flows from investing activities:
     Reimbursement of capital expenditures .........       3,305         --
                                                       ---------    ---------
         Net cash provided by investing activities .       3,305         --
                                                       ---------    ---------


Net (decrease) increase in cash and cash equivalents     (16,717)     106,128
Cash and cash equivalents, beginning of year .......     175,403      173,054
                                                       ---------    ---------

Cash and cash equivalents, end of period ...........   $ 158,686    $ 279,182
                                                       ---------    ---------













  See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust II
Notes to the Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

1. General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other manners are disclosed in Ridgewood Electric Power Trust II's consolidated financial statements included in the 2001 Annual Report on Form 10-K, which should be read in conjunction with these consolidated financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.

2.       Summary Results of Operations for Selected Investments

Summary results of operations for the B-3 Limited Partnership, which are accounted for under the equity method, were as follows:

                        Three Months Ended
                             March 31,
                         2002          2001
                     -----------   -----------
Revenue ..........   $ 1,202,000   $ 1,057,000
Operating expenses     1,189,000     1,107,000
Net income (loss)*        13,000       (50,000)

*The partnership agreement requires income (loss) earned by the partnership to be allocated and distributed to the partners as follows:
1. Gross income is allocated as distributions declared have been allocated to the partners.
2. The  difference  between  distributions   declared  and  net  income  before
   depreciation is allocated to the partners according to partnership interests
3. Depreciation expense is allocated to the partners proportionally according to their original capital contributions to the partnership.

3.        Accounting Changes

Effective on January 7, 2002, the shareholders of the Trust consented to end its election to be treated as a Business Development Corporation ("BDC") under the Investment Company Act of 1940. As a BDC under the 1940 Act, the Trust utilized generally accepted accounting principles for investment companies. As a result of the elimination of the BDC status, the Trust now utilizes generally accepted accounting principles for operating companies. In accordance with the generally accepted accounting principles for BDCs, investments in power generation projects were stated at fair value in previously issued financial statements. As a result of the elimination of the BDC status, consolidation and equity method accounting principles now apply to the accounting for investments. Accordingly, the financial data for all prior periods presented have been restated to reflect the use of consolidation and equity method accounting principles

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar amounts in this discussion are rounded to the nearest $1,000.

Introduction

The consolidated financial statements include the accounts of the Trust and the limited partnerships owning the Monterey and California Pumping Projects. The Trust uses the equity method of accounting for its investment in the B-3 Limited Partnership, which the Trust owns holds a 50.01% non-controlling interest.

Results of Operations

Power generation revenue increased $362,000, or 49.1%, to $737,000 in the first quarter of 2002 compared to $375,000 in the first quarter of 2001. The increase is primarily due to the Monterey Project operating on its normal schedule during the first quarter of 2002 as compared to the first quarter of 2001 when the plant was mostly idle due to Pacific Gas and Electric Company ("PG&E")'s failure to pay the project for power delivered since December 1, 2000, as a result of the California energy crisis.

Gross profit increased by $80,000 to $39,000 in the first quarter of 2002. The increase is a result of an increase in energy generation, offset by a decrease in the energy rate charged as a result of the California energy crisis in the first quarter of 2001.

General and administrative expenses decreased by $192,000 to $32,000 for the first quarter of 2002. The decrease is attributable to the legal fees incurred and the loss recognized on the sale of uncollected receivables in the first quarter of 2001 due to PG&E's failure to pay the project for power delivered since December 1, 2000. The management fee and other expenses for the first quarter were consistent with the prior year.

Interest income decreased from $29,000 in the first quarter of 2002 to $18,000 in the first quarter of 2002 due to lower average cash balances.

Equity loss from the B-3 Limited Partnership decreased in the first quarter of 2002 as compared to the first quarter of 2001 due to the increase in revenues in the current year.

Liquidity and Capital Resources

Obligations of the Trust are generally limited to payment of the management fee to the Managing Shareholder and payment of certain accounting and legal services to third parties. The Trust ceased making distributions to shareholders in the first quarter of 2001, but resumed making distributions in April 2002.

The Trust expects that its cash flows from operations will be sufficient to fund its obligations for the next twelve months.


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

PART II - OTHER INFORMATION
    None

                             SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                RIDGEWOOD ELECTRIC POWER TRUST II
                          Registrant

May 15, 2002                    By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)