Form 10-Q
period 2002-06-30
RIDGEWOOD ELECTRIC POWER TRUST II
filed 2002-08-14
CIK 895993

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.


            For the quarterly period ended June 30, 2002

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









                       Ridgewood Electric Power Trust II

                       Consolidated Financial Statements

                                June 30, 2002

Ridgewood Electric Power Trust II
Consolidated Balance Sheets (unaudited)
-------------------------------------------------------------------------------



                                                       June 30,     December 31,
                                                         2002           2001
                                                     -----------    -----------
Assets:
Cash and cash equivalents ........................   $   319,615    $   175,403
Restricted cash ..................................       202,570        202,570
Trade receivables ................................       428,751        267,870
Current portion of note receivable
 from sale of investment .........................       550,798        522,938
Due from affiliates ..............................        20,200         20,200
Other current assets .............................        21,522         35,909
                                                     -----------    -----------

      Total current assets .......................     1,543,456      1,224,890

Investment in B-3 Limited Partnership ............     2,381,330      2,527,395

Plant and equipment ..............................     3,443,695      3,419,000
Accumulated depreciation .........................    (1,528,157)    (1,415,698)
                                                     -----------    -----------
                                                       1,915,538      2,003,302
                                                     -----------    -----------

Electric power sales contract ....................     3,032,000      3,032,000
Accumulated amortization .........................      (909,600)      (848,960)
                                                     -----------    -----------
                                                       2,122,400      2,183,040
                                                     -----------    -----------

Note receivable from sale of investment,
 less current portion ............................          --          277,528
                                                     -----------    -----------

       Total assets ..............................   $ 7,962,724    $ 8,216,155
                                                     -----------    -----------

Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses ............   $   115,165    $   230,209
Due to affiliates ................................        64,007        182,215
                                                     -----------    -----------
        Total current liabilities ................       179,172        412,424

Commitments and contingencies ....................          --             --

Shareholders' Equity:
Shareholders' equity
(235.3775 investor shares issued and
   outstanding) ..................................     7,906,961      7,926,938
Managing shareholder's accumulated deficit
 (1 management share issued and outstanding) .....      (123,409)      (123,207)
                                                     -----------    -----------
        Total shareholders' equity ...............     7,783,552      7,803,731
                                                     -----------    -----------

        Total liabilities and shareholders' equity   $ 7,962,724    $ 8,216,155
                                                     -----------    -----------





     See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust II
Consolidated Statements of Operations (unaudited)
-------------------------------------------------------------------------------

                            Six Months Ended               Three Months Ended
                        --------------------------    --------------------------
                          June 30,       June 30,       June 30,        June 30,
                            2002           2001           2002            2001
                                        Restated                       Restated
                        -----------    -----------    -----------    -----------

Power generation
 revenue ............  $ 1,508,094    $   650,588    $   771,309    $   275,455

Cost of sales .......    1,416,567        795,896        718,962        380,410
                        -----------    -----------    -----------    -----------

Gross profit (loss) .       91,527       (145,308)        52,347       (104,955)

General and
 administrative
  expenses ..........       71,727        351,535         39,768        127,534
Management fee paid
 to managing
  shareholder .......       58,528         88,669         29,264         62,976
                        -----------    -----------    -----------    -----------
   Total other
    operating
     expenses .......      130,255        440,204         69,032        190,510
                        -----------    -----------    -----------    -----------

Loss from operations       (38,728)      (585,512)       (16,685)      (295,465)
                        -----------    -----------    -----------    -----------

Otherincome(expense):
  Interest income ...       39,245         56,817         21,129         28,264
  Other income
   (expense) ........      157,673        (36,986)       174,375        (26,679)
  Equity income from
   B-3 Limited
    Partnership .....       53,934         28,751        102,127        106,671
                        -----------    -----------    -----------    -----------
     Other income
     (expense), net .      250,852         48,582        297,631        108,256
                        -----------    -----------    -----------    -----------


Net income (loss) ...  $   212,124    $  (536,930)   $   280,946    $  (187,209)
                        -----------    -----------    -----------    -----------


















       See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust II
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
-------------------------------------------------------------------------------

                                        Managing
                       Shareholders    Shareholder       Total
                        -----------    -----------    -----------

Shareholders' equity,
 December 31, 2001 ..   $ 7,926,938    $  (123,207)   $ 7,803,731

Net income for period       210,003          2,121        212,124

Cash distributions ..      (229,980)        (2,323)      (232,303)
                        -----------    -----------    -----------

Shareholders' equity,
  June 30, 2002 .....   $ 7,906,961    $  (123,409)   $ 7,783,552
                        -----------    -----------    -----------




























          See accompanying notes to the consolidated financial statements

Ridgewood Electric Power Trust II
Consolidated Statements of Cash Flows (unaudited)
-------------------------------------------------------------------------------


                                                    Six Months Ended
                                                    ----------------
                                                  June 30,      June 30,
                                                    2002          2001
                                                                Restated
                                                  ---------    ---------

Cash flows from operating activities:
     Net income (loss) ........................   $ 212,124    $(536,930)
                                                  ---------    ---------

     Adjustments to reconcile net income (loss)
      to net cash flows from operating
         activities:
     Depreciation and amortization ............     173,099      173,064

     Equity in earnings from unconsolidated
       B-3 Limited Partnership ................     (53,934)     (28,751)
     Changes in assets and liabilities:
       (Increase) decrease in trade receivables    (160,881)     686,939
       Decrease in other current assets .......      14,387       13,358
       (Decrease) increase in accounts payable
         and accrued expenses .................    (115,043)     103,301
       Decrease in due to/from affiliates, net     (118,210)    (286,871)
                                                  ---------    ---------
         Total adjustments ....................     (10,914)     897,659
                                                  ---------    ---------
       Net cash (used in) provided by
          operating activities ................     (48,458)     124,110
                                                  ---------    ---------

Cash flows from investing activities:
     Proceeds from note receivable ............     249,668      236,619
     Cash distribution from B-3
      Limited Partnership .....................     200,000      100,000
     Capital expenditures .....................     (24,695)        --
                                                  ---------    ---------
         Net cash provided by
          investing activities ................     424,973      336,619
                                                  ---------    ---------

Cash flows from financing activities:
     Cash distribution to shareholders ........    (232,303)        --
                                                  ---------    ---------
              Net cash used in
               financing activities ...........    (232,303)        --
                                                  ---------    ---------

Net increase in cash and cash equivalents .....     144,212      460,729
Cash and cash equivalents, beginning of year ..     175,403      173,054
                                                  ---------    ---------
Cash and cash equivalents, end of period ......   $ 319,615    $ 633,783
                                                  ---------    ---------













    See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust II
Notes to the Consolidated Financial Statements (unaudited)
-------------------------------------------------------------------------------

1. General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other manners are disclosed in Ridgewood Electric Power Trust II's (the"Trust") consolidated financial statements included in the 2001 Annual Report on Form 10-K, which should be read in conjunction with these consolidated financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.

2.       Summary Results of Operations for Selected Investments

Summary results of operations for the B-3 Limited Partnership, which are accounted for under the equity method, were as follows:

                        Six Months Ended          Three Months Ended
                     -----------------------   -----------------------
                        2002         2001         2002          2001
                     ----------   ----------   ----------   ----------
Revenue ..........   $2,795,000   $2,709,000   $1,593,000   $1,652,000
Operating expenses    2,670,000    2,456,000    1,481,000    1,459,000
Net income* ......      125,000      143,000      112,000      193,000


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


3.   Summary of Significant Accounting Policies

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

SFAS 142
In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. Other intangible assets with definite economic lives will continue to be amortized over their useful lives. The Trust adopted SFAS 142 on January 1, 2002, with no material impact on the consolidated financial statements.

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

SFAS 144
In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of. For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying amount is not recoverable from undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. For long-lived assets to be disposed of, SFAS 144 establishes a single accounting model based on the framework established in SFAS 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations and replaces the provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of segments of a business. SFAS 144 also broadens the reporting of discontinued operations. The Trust adopted SFAS 144 on January 1, 2002, with no material impact on the consolidated financial statements.

4.      Subsequent Events

Letter of Intent
On July 22, 2002 the Trust and the limited partner of the B-3 Limited Partnership and the Pittsfield Investors Limited Partnership ("PILP") signed a letter of intent. The letter provides for the purchase of 100% of the Trust's ownership in the two partnerships in return for $1,200,000 cash and $5,000,000 of interest bearing promissory notes. The Trust anticipates finalizing this transaction in the third quarter. The Trust wrote off its investment in PILP in 1998.

Long-Term Debt
During the fourth quarter of 1997, the Trust and its principal bank executed a revolving line of credit agreement, whereby the bank provided a three year committed line of credit facility of $750,000. The credit facility was extended until July 31, 2002. Outstanding borrowings bear interest at LIBOR plus 2.5% (4.336% and 4.376% at June 30, 2002 and December 31, 2001, respectively). During the third quarter of 2002, the Trust extended its revolving line of credit agreement with its principal bank through August 31, 2002 and is in the process of finalizing a further extension until July 31, 2003. The extension provides the Trust with a committed line of credit of $550,000. The amount outstanding under the line of credit facility must be reduced to zero for a thirty-day period each year. The credit agreement will require the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar amounts in this discussion are rounded to the nearest $1,000.

Introduction

The consolidated financial statements include the accounts of the Trust and the limited partnerships owning the Monterey and California Pumping Projects. The Trust uses the equity method of accounting for its investment in the B-3 Limited Partnership, in which the Trust owns a 50.01% non-controlling interest.

Results of Operations

Three Months Ended June 30,2002, Compared to the Three Months Ended June 30,2001

Power generation revenue increased $496,000, or 180.4%, to $771,000 in the second quarter of 2002 compared to $275,000 for the same period of 2001. The increase is primarily due to the Monterey project operating on its normal schedule during the second quarter of 2002 as compared to the second quarter of 2001 when the plant was idle due to Pacific Gas and Electric Company's ("PG&E") failure to pay the project for power delivered since December 1, 2000, as a result of the California energy crisis.

Gross profit increased from a loss of $105,000 in the second quarter of 2001, to a profit of $52,000 in the second quarter of 2002. The increase is a result of an increase in energy generation.

General and administrative expenses decreased by $88,000 to $40,000 for the second quarter of 2002. The decrease is attributable to the legal fees incurred in 2001 due to PG&E's failure to pay the project for power delivered since December 1, 2000. The management fee decreased from $63,000 in the second quarter of 2001 to $29,000 in the same period in 2002 as a result of the Trust's lower net asset balance.

Interest income for the second quarter of 2002 was comparable to the second quarter of 2001.

Other income (expense) increased by $201,000 in the second quarter of 2002 primarily due to the $190,000 of cash received from the 1999 settlement of the Waukesha-Pierce litigation.

Equity income from the B-3 Limited Partnership for the second quarter of 2002 was comparable to the second quarter of 2001.

Six Months Ended June 30, 2002, Compared to the Six Months Ended June 30, 2001

Power generation revenue increased $857,000 to $1,508,000 for the first six months of 2002 compared to $651,000 for the same period of 2001. The increase is primarily due to the Monterey project operating on its normal schedule in the first half of 2002 as compared to the first half of 2001 when the plant was mostly idle due to PG&E's failure to pay the project for power delivered since December 1, 2000, as a result of the California energy crisis.

Gross profit increased from a loss of $145,000 for the six months ended June 2001, to a profit of $92,000 for the six months ended June 2002. The increase is a result of an increase in energy generation.

General and administrative expenses decreased by $280,000 to $72,000 for the first six months of 2002. The decrease is attributable to the legal fees incurred and the loss recognized on the sale of uncollected receivables in the first quarter of 2001 due to PG&E's failure to pay the project for power delivered since December 1, 2000. The management fee decreased from $89,000 in the first half of 2001 to $59,000 in the same period in 2002 as a result of the Trust's lower net asset balance.

Interest income decreased from $57,000 for the first half of 2001 to $39,000 for the first half of 2002 due to the lower principle balance remaining on the outstanding note receivable.

Other income (expense) increased by $195,000 in the first half of 2002 primarily due to the $190,000 of cash received from the 1999 settlement of the Waukesha-Pierce litigation.

Liquidity and Capital Resources

Dollar amounts in this discussion are rounded to the nearest $1,000.

Cash used in operating activities decreased to $48,000 for the first six months of 2002 as compared to cash provided by operating activities of $124,000 for the first six months of 2001. The decrease in cash flow from operating activities in the current year is a result of an increase in trade receivables of $161,000,which is a result of the Monterey plant operating under a normal schedule in the second quarter of 2002 as compared to the second quarter of 2001 when it was idle, and payments made to reduce accounts payable, $115,000, and short term payables to affiliates, $118,000. The Trust also had net income of $212,000 in the current year as compared to a net loss of $537,000 for the six months ended June 2001.

Cash provided by investing activities for the first half of 2002 increased to $425,000 from $337,000 for the first half of 2001. The increase in cash flow is primarily due to the $200,000 cash distribution received from the B-3 Limited Partnership in 2002 as compared to the $100,000 distribution received in 2001. The Trust also spent $25,000 in 2002 on capital expenditures.

Cash used in financing activities for the first six months of 2002 was $232,000 compared to zero for the first six months of 2001. The decrease in cash flow from financing activities is due to distributions made to shareholders of $232,000.

During the fourth quarter of 1997, the Trust and its principal bank executed a revolving line of credit agreement, whereby the bank provided a three year committed line of credit facility of $750,000. The credit facility was extended until July 31, 2002. Outstanding borrowings bear interest at LIBOR plus 2.5% (4.336% and 4.376% at June 30, 2002 and December 31, 2001, respectively). During the third quarter of 2002, the Trust extended its revolving line of credit agreement with its principal bank through August 31, 2002 and is in the process of finalizing a further extension until July 31, 2003. The extension provides the Trust with a committed line of credit of $550,000. The amount outstanding under the line of credit facility must be reduced to zero for a thirty-day period each year. The credit agreement will require the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1.

In August 2001, the Trust issued through its bank a standby letter of credit in the amount of $504,000 to secure the gas purchases of the Monterey project. The Trust used its credit facility and a restricted certificate of deposit in the amount of $202,570 to collateralize the letter of credit which is presented as restricted cash on the Consolidated Balance Sheets.

The Trust has historically financed its operations from cash generated from its subsidiaries operations. Obligations of the Trust are generally limited to payment of the management fee to the Managing Shareholder and payment of certain accounting and legal services to third parties. The Trust expects that its cash flows from operations, cash on hand and line of credit will be sufficient to fund its obligations for the next twelve months.


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

                    RIDGEWOOD ELECTRIC POWER TRUST II
                              Registrant

August 14, 2002                 By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Ridgewood Electric Power Trust II (the Trust) on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert E. Swanson, Chief Executive Officer of the Trust, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Trust.



  /s/ Robert E. Swanson

  Robert E. Swanson
  Chief Executive Officer
  August 14, 2002

                          CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Ridgewood Electric Power Trust II (the Trust) on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Christopher I. Naunton, Chief Financial Officer of the Trust, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Trust.



  /s/ Christopher I. Naunton

  Christopher I. Naunton
  Chief Financial Officer
  August 14, 2002