Form 10-Q
period 2002-09-30
RIDGEWOOD ELECTRIC POWER TRUST II
filed 2002-12-03
CIK 895993

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.


                For the quarterly period ended September 30, 2002

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









                        Ridgewood Electric Power Trust II

                        Consolidated Financial Statements

                               September 30, 2002

Ridgewood Electric Power Trust II
Consolidated Balance Sheets (unaudited)
--------------------------------------------------------------------------------


                                                   September 30,   December 31,
                                                        2002           2001
                                                    -----------    -----------
Assets:
Cash and cash equivalents .......................   $ 1,787,266    $   175,403
Restricted cash .................................       202,570        202,570
Trade receivables ...............................       358,431        267,870
Current portion of note receivable
 from sale of investment ........................       418,787        522,938
Due from affiliates .............................          --           20,200
Other current assets ............................        67,295         35,909
                                                    -----------    -----------

       Total current assets .....................     2,834,349      1,224,890

Investment in B-3 Limited Partnership ...........          --        2,527,395
Note receivable from sale of investment
 in Limited Partnerships ........................     1,151,419           --

Plant and equipment .............................     3,443,695      3,419,000
Accumulated depreciation ........................    (1,585,453)    (1,415,698)
                                                    -----------    -----------
                                                      1,858,242      2,003,302
                                                    -----------    -----------

Electric power sales contract ...................     3,032,000      3,032,000
Accumulated amortization ........................      (939,920)      (848,960)
                                                    -----------    -----------
                                                      2,092,080      2,183,040
                                                    -----------    -----------

Note receivable from sale of investment,
 less current portion ...........................          --          277,528
                                                    -----------    -----------

        Total assets ............................   $ 7,936,090    $ 8,216,155
                                                    -----------    -----------

Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses ...........   $   368,868    $   230,209
Due to affiliates ...............................        39,252        182,215
                                                    -----------    -----------
        Total current liabilities ...............       408,120        412,424

Commitments and contingencies ...................          --             --

Shareholders' Equity:
Shareholders' equity (235.3775
 investor shares issued and
   outstanding) .................................     7,653,934      7,926,938
Managing shareholder's accumulated
 deficit (1 management share
   issued and outstanding) ......................      (125,964)      (123,207)
                                                    -----------    -----------
       Total shareholders' equity ...............     7,527,970      7,803,731
                                                    -----------    -----------

       Total liabilities and shareholders' equity   $ 7,936,090    $ 8,216,155
                                                    -----------    -----------





       See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust II
Consolidated Statements of Operations (unaudited)
--------------------------------------------------------------------------------

                           Nine Months Ended             Three Months Ended
                      --------------------------    ---------------------------
                      September 30, September 30,   September 30,  September 30,
                          2002           2001           2002           2001
                                       Restated                      Restated
                      -----------    -----------    -----------    -----------

Power generation
 revenue ..........   $ 2,408,222    $ 1,263,790    $   900,128    $   613,202

Cost of sales .....     2,199,023      1,635,952        782,456        840,056
                      -----------    -----------    -----------    -----------

Gross profit (loss)       209,199       (372,162)       117,672       (226,854)

General and
 administrative
  expenses ........       133,289        410,342         61,562         58,807
Management fee paid
 to managing
  shareholder .....        87,783        133,003         29,255         44,334
                      -----------    -----------    -----------    -----------
   Total other
    operating
     expenses .....       221,072        543,345         90,817        103,141
                      -----------    -----------    -----------    -----------

Income (loss) from
 operations .......       (11,873)      (915,507)        26,885       (329,995)
                      -----------    -----------    -----------    -----------

Other income
 (expense):
  Interest income .        53,601         88,142         14,356         31,325
  Other income
  (expense) .......       144,129        (96,616)       (13,544)       (59,630)
  Equity income
   (loss)from B-3
    Limited
    Partnership ...         2,900         81,165        (51,034)        52,414
                       ----------    -----------    -----------    -----------
   Other income
    (expense),net .       200,630         72,691        (50,222)        24,109
                      -----------    -----------    -----------    -----------


Net income (loss) .   $   188,757    $  (842,816)   $   (23,337)   $  (305,886)
                      -----------    -----------    -----------    -----------


















        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust II
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------

                                        Managing
                       Shareholders    Shareholder       Total
                        -----------    -----------    -----------

Shareholders' equity,
 December 31, 2001 ..   $ 7,926,938    $  (123,207)   $ 7,803,731

Net income for period       186,869          1,888        188,757

Cash distributions ..      (459,873)        (4,645)      (464,518)
                        -----------    -----------    -----------

Shareholders' equity,
 September 30, 2002 .   $ 7,653,934    $  (125,964)   $ 7,527,970
                        -----------    -----------    -----------




























         See accompanying notes to the consolidated financial statements

Ridgewood Electric Power Trust II
Consolidated Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------


                                                          Nine Months Ended
                                                     --------------------------
                                                     September 30, September 30,
                                                         2002           2001
                                                                      Restated
                                                     -----------    -----------

Cash flows from operating activities:
     Net income (loss) ...........................   $   188,757    $  (842,816)
                                                     -----------    -----------

     Adjustments to reconcile net income(loss)
      to net cash flows from operating
         activities:
     Depreciation and amortization ...............       260,715        259,596

     Equity in earnings from unconsolidated
      B-3 Limited Partnership ....................        (2,900)       (81,165)
     Changes in assets and liabilities:
       Increase in restricted cash ...............          --         (202,570)
       (Increase) decrease in trade receivables ..       (90,561)       582,493
       Increase in other current assets ..........       (31,386)       (83,012)
       Increase in accounts payable
        and accrued expenses .....................       138,659        186,621
       (Increase) decrease in due to/from
         affiliates, net .........................      (122,763)        67,674
                                                     -----------    -----------
         Total adjustments .......................       151,764        729,637
                                                     -----------    -----------
       Net cash provided by (used in)
         operating activities ....................       340,521       (113,179)
                                                     -----------    -----------

Cash flows from investing activities:
     Proceeds from note receivable ...............       381,679        355,399
     Cash distribution from B-3 Limited
      Partnership ................................       200,000        200,000
     Cash received from sale of investments,net ..     1,178,876           --
     Capital expenditures ........................       (24,695)          --
                                                     -----------    -----------
      Net cash provided by investing activities ..     1,735,860        555,399
                                                     -----------    -----------

Cash flows from financing activities:
     Cash distribution to shareholders ...........      (464,518)          --
                                                     -----------    -----------
      Net cash used in financing activities ......      (464,518)          --
                                                     -----------    -----------

Net increase in cash and cash equivalents ........     1,611,863        442,220
Cash and cash equivalents, beginning of year .....       175,403        173,054
                                                     -----------    -----------
Cash and cash equivalents, end of period .........   $ 1,787,266    $   615,274
                                                     -----------    -----------













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

2. Summary Results of Operations for Selected Investments

Summary results of operations for the B-3 Limited Partnership, which are accounted for under the equity method, were as follows:

                        Nine Months Ended        Three Months Ended
                          September 30,             September 30,
                        2002         2001         2002         2001
                     ----------   ----------   ----------   ----------
Revenue ..........   $4,478,000   $4,388,000   $1,683,000   $1,679,000
Operating expenses    4,343,000    4,129,000    1,673,000    1,563,000
Net income* ......      135,000      259,000       10,000      116,000


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

New Accounting Standards and Disclosures
SFAS 141
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, which eliminates the pooling-of-interest method of accounting for business combinations and requires the use of the purchase method. In addition, SFAS 141 requires the reassessment of intangible assets to determine if they are appropriately classified either separately or within goodwill. SFAS 141 is effective for business combinations initiated after June 30, 2001. The Trust adopted SFAS 141 on July 1, 2001, which did not have an impact on the consolidated financial statements.

SFAS 142
In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. Other intangible assets with definite economic lives will continue to be amortized over their useful lives. The Trust adopted SFAS 142 on January 1, 2002, which did not have an impact on the consolidated financial statements.

SFAS 143
In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the consolidated financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value, with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciated in accordance with normal depreciation policy and the liability will be increased for the time value of money, with a charge to the income statement, until the obligation is settled. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Trust will adopt SFAS 143 effective January 1, 2003 and has assessed that this standard will not have a material impact on the Trust.

SFAS 144
In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of. For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying amount is not recoverable from undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. For long-lived assets to be disposed of, SFAS 144 establishes a single accounting model based on the framework established in SFAS 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations and replaces the provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of segments of a business. SFAS 144 also broadens the reporting of discontinued operations. The Trust adopted SFAS 144 on January 1, 2002, which did not have an impact on the consolidated financial statements.

SFAS 145
In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction. SFAS No. 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Trust will adopt SFAS 145 effective January 1, 2003 and has assessed that this standard will not have a material impact on the Trust.

SFAS 146
In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. The Trust will adopt SFAS 146 effective January 1, 2003 and has assessed that this standard will not have a material impact on the Trust.

4. Sale of Investments

On September 20, 2002, the Trust, sold 100% of its ownership interest in the B-3 Limited Partnership ("B-3") and the Pittsfield Investors Limited Partnership ("PILP"), to EAC Operations, Inc., the other limited partner of both entities. The acquisition agreement provides for the sale of 100% of the Trust's ownership in the two partnerships in return for $1,200,000 cash and $5,000,000 of interest bearing promissory notes. The notes bear interest at a rate of 10% per annum, and will be repaid monthly over a 17 year term, of which the first two years of payments will consist of interest only. The notes are collateralized by all the assets of the partnerships.

The purchase price for B-3 was $3,400,000, of which $400,000 was paid in cash at the time of closing. The purchase price for PILP was $2,800,000, of which $800,000 was paid in cash at the time of closing. The Trust wrote off its investment in PILP in 1998.

Recovery of interest and principal under the promissory notes is dependent solely upon the operating results of the limited partnership investments sold. Consequently, in accordance with SEC Staff Accounting Bulletin Topic 5E, the Trust has not reflected the transaction as a sale. The cash proceeds received were recorded as a reduction of its investment in the limited partnership investments and interest and principal received under the promissory note will continue to be recorded as a reduction of investment balance until the carrying value has been reduced to zero. In the event the divested business incur operating losses in future periods, a corresponding reduction in investment will be recorded as a valuation allowance.

5. Line of Credit

During the fourth quarter of 1997, the Trust and its principal bank executed a revolving line of credit agreement, whereby the bank provided a three year committed line of credit facility of $750,000. The credit facility was extended until July 31, 2002. Outstanding borrowings bear interest at LIBOR plus 2.5% (4.319% and 4.376% at September 30, 2002 and December 31, 2001, respectively). During the third quarter of 2002, the Trust extended its revolving line of credit agreement with its principal bank through August 31, 2002 and subsequently finalized a further extension until July 31, 2003. The extension provides the Trust with a committed line of credit of $550,000. The amount outstanding under the line of credit facility must be reduced to zero for a thirty-day period each year. The credit agreement, which will require the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1, is currently waived as long as the Trust provides 100% cash collateral for any borrowings or letters of credit outstanding after September 30, 2002. There were no outstanding borrowings at September 30, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar amounts in this discussion are rounded to the nearest $1,000.

Introduction

The consolidated financial statements include the accounts of the Trust and the limited partnerships owning the Monterey and California Pumping Projects. The Trust uses the equity method of accounting for its investment in the B-3 Limited Partnership, in which the Trust owned a 50.01% non-controlling interest through September 20, 2002.

Results of Operations

Three Months Ended September 30, 2002, Compared to the Three Months Ended September 30, 2001

Power generation revenue increased $287,000, or 46.8%, to $900,000 in the third quarter of 2002 compared to $613,000 for the same period of 2001. The increase is primarily due to the Monterey project operating on its normal schedule during the third quarter of 2002 as compared to the third quarter of 2001 when the plant was idle for part of the quarter due to Pacific Gas and Electric Company's ("PG&E") failure to pay the project for power delivered since December 1, 2000, as a result of the California energy crisis.

Gross profit increased from a loss of $227,000 in the third quarter of 2001, to a profit of $118,000 in the third quarter of 2002. The increase is a result of an increase in energy generation.

General and administrative expenses of $62,000 were comparable to the third quarter of 2001. The management fee decreased from $44,000 in the third quarter of 2001 to $29,000 in the same period in 2002 as a result of the Trust's lower net asset balance.

Interest income decreased to $14,000 for the third quarter of 2002, compared to $31,000 for the third quarter of 2001. The decrease is due to the lower principal balance remaining on the outstanding note receivable.

Other income (expense) decreased by $46,000 in the third quarter of 2002 primarily due to the professional fees incurred in 2001 as a result of the Trust's preparation to terminate its status as a Business Development Corporation under the Investment Company Act of 1940. (See Note 3, Accounting Changes)

Equity loss from the B-3 Limited Partnership for the third quarter of 2002 was $51,000 compared to $52,000 of income in the third quarter of 2001. The decrease in income is due to the increase in operating expenses as a result of the increase in tipping fees.

Nine Months Ended September 30, 2002, Compared to the Nine Months Ended September 30, 2001

Power generation revenue increased $1,144,000 to $2,408,000 for the first nine months of 2002 compared to $1,264,000 for the same period of 2001. The increase is primarily due to the Monterey project operating on its normal schedule in the first nine months of 2002 as compared to the same period of 2001 when the plant was mostly idle due to PG&E's failure to pay the project for power delivered since December 1, 2000, as a result of the California energy crisis.

Gross profit increased from a loss of $372,000 for the nine months ended September 2001, to a profit of $209,000 for the nine months ended September 2002. The increase is a result of an increase in energy generation.

General and administrative expenses decreased by $277,000 to $133,000 for the first nine months of 2002. The decrease is attributable to the legal fees incurred and the loss recognized on the sale of uncollected receivables in the first quarter of 2001 due to PG&E's failure to pay the project for power delivered since December 1, 2000. The management fee decreased from $133,000 in the first nine months of 2001 to $88,000 in the same period in 2002 as a result of the Trust's lower net asset balance.

Interest income decreased from $88,000 for the first nine months of 2001 to $54,000 for the same period of 2002 due to the lower principal balance remaining on the outstanding note receivable.

Other income (expense) increased by $241,000 in the first nine months of 2002 primarily due to the $190,000 of cash received in 2002 from the 1999 settlement of the Waukesha-Pierce litigation.

Equity income from the B-3 Limited Partnership for the nine months ended September 30, 2002 was $3,000 compared to $81,000 for the corresponding period of 2001. The decrease in income is due to the increase in operating expenses as a result of the increase in tipping fees.

Liquidity and Capital Resources

Dollar amounts in this discussion are rounded to the nearest $1,000.

Cash provided by operating activities for the nine months ended September 30, 2002 was $341,000 as compared to cash used in operating activities of $113,000 for the nine months ended September 30, 2001. The increase in cash flow from operating activities is primarily due to the decrease in net loss, which is a result of the Monterey plant operating under a normal schedule in 2002 as compared to 2001 when the plant was often idle.

Cash provided by investing activities for the first nine months of 2002 increased to $1,736,000 from $555,000 for the first nine months of 2001. The increase in cash flow is primarily due to the $1,179,000 of cash received from the sale of the B-3 and PILP Limited Partnerships in the third quarter of 2002. The Trust also spent $25,000 in 2002 on capital expenditures.

Cash used in financing activities for the first nine months of 2002 was $465,000 compared to zero for the first nine months of 2001. The decrease in cash flow from financing activities is due to distributions made to shareholders of $465,000.

During the fourth quarter of 1997, the Trust and its principal bank executed a revolving line of credit agreement, whereby the bank provided a three year committed line of credit facility of $750,000. The credit facility was extended until July 31, 2002. Outstanding borrowings bear interest at LIBOR plus 2.5% (4.319% and 4.376% at September 30, 2002 and December 31, 2001, respectively). During the third quarter of 2002, the Trust extended its revolving line of credit agreement with its principal bank through August 31, 2002 and subsequently finalized a further extension until July 31, 2003. The extension provides the Trust with a committed line of credit of $550,000. The amount outstanding under the line of credit facility must be reduced to zero for a thirty-day period each year. The credit agreement, which will require the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1, is currently waived as long as the Trust provides 100% cash collateral for any borrowings or letters of credit outstanding after September 30, 2002. There were no outstanding borrowings at September 30, 2002.

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

Item 4. Controls and Procedures
Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-Q, the Trust's Chief Executive Officer and Chief Financial Officer have concluded that the Trust's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

PART II - OTHER INFORMATION Item 6. Exhibits and Reports on Form 8-K
(a)      Exhibits

                    None.

(b) Reports on Form 8-K

The following report on Form 8-K was filed in or for the three months ended September 30, 2002:

In September 2002, the Trust filed a Current Report on Form 8-K to report that the Trust sold 100% of its ownership interest in the B-3 Limited Partnership and the Pittsfield Investors Limited Partnership.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           RIDGEWOOD ELECTRIC POWER TRUST II
                                       Registrant

December 3, 2002                By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)

                                  CERTIFICATION


I, Robert E. Swanson, Chief Executive Officer of Ridgewood Electric Power Trust II ("registrant"), certify that:


1. I have reviewed this quarterly report on Form 10-Q of the registrant;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and senior management:

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 3, 2002


/s/   Robert E. Swanson
-----------------------
Robert E. Swanson
Chief Executive Officer

                                  CERTIFICATION


I, Christopher I. Naunton, Chief Financial Officer of Ridgewood Electric Power Trust II ("registrant"), certify that:


1. I have reviewed this quarterly report on Form 10-Q of the registrant;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and senior management:

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 3, 2002


/s/   Christopher I. Naunton
----------------------------
Christopher I. Naunton
Chief Financial Officer