Form 10-K
period 2002-12-31
RIDGEWOOD ELECTRIC POWER TRUST II
filed 2003-04-17
CIK 895993

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

                         Commission file number 0-21304

                       RIDGEWOOD ELECTRIC POWER TRUST II
             (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                 22-3206429
  (State or Other Jurisdiction            (I.R.S. Employer Identification No.)
of Incorporation or Organization)

         1314 King Street
         Wilmington, DE                                  19801
 (Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone Number, including Area Code:           (302)888-7444

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:
   Shares of Beneficial Interest

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___ No X

    There is no market for the Shares. The aggregate capital contributions made for the Registrant's voting Shares held by non-affiliates of the Registrant at March 31, 2002 was $23,537,750.

      Exhibit Index is located on Page 27.

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

         The Trust sold shares of beneficial interest in the Trust ("Investor Shares") in a private placement offering (the "Offering") which ended on January 31, 1994, at which time it had raised approximately $23.5 million. Net of offering fees, commissions and expenses, the Offering provided approximately $19.4 million of net funds available for investments in the development and acquisition of Projects. The Trust has 491 record holders of Investor Shares (the "Investors"). As described below in Item 1(c)(2), the Trust (and its subsidiaries) owns interests in five Projects.

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

         The Trust is organized similarly to a limited partnership. Ridgewood Renewable Power LLC (the "Managing Shareholder"), a Delaware limited liability company, is the Managing Shareholder of the Trust. In general, the Managing Shareholder has the powers of a general partner of a limited partnership. It has complete control of the day-to-day operation of the Trust. The Managing Shareholder is not regularly elected by the owners of the Investor Shares (the "Investors").

         Ridgewood Holding is the Corporate Trustee of the Trust. The Corporate Trustee acts on the instructions of the Managing Shareholder and is not authorized to take independent discretionary action on behalf of the Trust. See
Item 10. - Directors and Executive Officers of the Registrant below for a further description of the management of the Trust.

         In addition, the Trust is affiliated with the following trusts organized by the Managing Shareholder (the "Other Power Trusts"):

o Ridgewood Electric Power Trust I ("Power I");
o Ridgewood Electric Power TrustIII ("Power III");
o Ridgewood Electric Power Trust IV ("Power IV");
o Ridgewood Electric Power Trust V ("Power V");
o The Ridgewood Power Growth Fund (the "Growth Fund");
o Ridgewood/Egypt Fund ("Egypt Fund"); and
o Ridgewood Power B Fund/Providence Expansion (the "B Fund").

In addition, the Trust is affiliated with certain Delaware limited liability companies formed by the Managing Shareholder ("Ridgewood LLCs") and for which the Managing Shareholder acts as Manager. These LLCs are:

o        Ridgewood Renewable PowerBank LLC
o        Ridgewood Renewable Powerbank II, LLC

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

         (1) The Trust's Investments.

         (i) Berkshire Project and B-3 Project.

         On January 4, 1994, the Trust made an approximately $2.3 million equity investment in Pittsfield Investors Limited Partnership, which was formed to acquire the Berkshire Project, including the assets and business of the Pittsfield Resource Recovery Facility. The Berkshire Project is a waste to energy plant located in Pittsfield, Massachusetts. The Berkshire Project, which has been operating since 1981, burns municipal solid waste supplied by the City of Pittsfield ("Pittsfield"), surrounding communities and other providers. The Trust's partners in the Berkshire Project were subsidiaries of Energy Answers Corporation ("EAC"). EAC made an equity investment of approximately $1.3 million in the Berkshire Partnership and also serves as manager and operator of the facility.

         The Trust was entitled to an annual preferred distribution of available cash flow, representing revenue from the Berkshire Project, (after funding debt service, debt service reserves and operating and maintenance expenses) in an amount equal to 15% of its investment. In the event that distributions were insufficient to pay the 15% preferred distribution in any given year, the shortfall would be payable out of distributions, if any, in subsequent years. After the Trust had received its 15% preferred distribution in any given year, EAC was entitled to an annual management fee for operating and managing the facility in an amount equal to $300,000, escalating with inflation. After these initial distributions had been made, the Trust was entitled to receive an additional amount equal to 5% of its investment and then EAC was entitled to receive an additional amount equal to 10% of the amount previously distributed to it. Any remaining distributable cash flow for the year would be shared equally by the Trust and EAC.

         Distributions from the Berkshire Project ceased in the third quarter of 1998 and did not resume. In the third quarter of 1998, EAC informed the Trust that significant and undisclosed cost overruns in the construction of an ash handling system for the Berkshire Project had depleted the Project's funds. EAC further advised the Trust that distributions from Berkshire to the Trust were unlikely to resume. As a result of the expiration of certain key agreements at the end of 2004, the Berkshire Project's ability to continue operations thereafter was uncertain.

         In addition, on August 31, 1994, the Trust entered into the B-3 Limited Partnership, with affiliates of EAC, the same firm with which the Trust participated in the Berkshire Project. The Trust made an investment of approximately $4 million into the B-3 Limited Partnership to construct a municipal waste transfer station located in Columbia County, New York ("B-3 Project"). The B-3 Project is a waste transfer station where municipal waste collected from nearby towns by smaller, short haul trucks can be transferred to larger, long haul trucks for more efficient transportation of the waste to distant landfills. The Trust was entitled to receive a cumulative priority return on the Trust investment of 18% per annum, with any shortfalls being carried forward into subsequent years. Thereafter, EAC affiliates were entitled to receive a management fee of $175,000 escalating with inflation. Any additional cash flow would be split 50/50 between the Trust and EAC affiliates.

         As with the Berkshire Project, distributions from the B-3 Project were been impaired by repeated extensions of the closing deadlines for some local landfills and capacity expansions at other local landfills. If waste can be cheaply deposited at local landfills, there is less demand for consolidating the waste for transfer to distant sites.

         As a result of the financial difficulties experience by both the Berkshire and B-3 Projects and the lack of distributions form either project, the Trust began negotiations with EAC in 2002 to either renegotiate certain aspects of the contractual documents that the Trust believed hindered operation and failed to properly motivate EAC or, in the alternative, sell its interest in the Berkshire Project and B-3 Project to EAC. Ultimately, the parties agreed to a sale.

            On September 20, 2002 the Trust, sold 100% of its ownership interest in the B-3 Project and the Berkshire Project to EAC. The acquisition agreement provides for the sale of 100% of the Trust's ownership in the two projects in return for $1,200,000 cash and $5,000,000 of interest bearing promissory notes. The notes bear interest at a rate of 10% per annum, and will be repaid over a 17-year term. The notes are collateralized by all the assets of the partnerships.

         (ii)  Monterey Project.

         On January 9, 1995, the Trust purchased 100% of the equity interests in Sunnyside Cogeneration Partners, L.P., which owns a 5.5-megawatt cogeneration project located in Salinas, Monterey County, California (the "Monterey Project"). The aggregate purchase price was approximately $5.2 million including transaction costs. The Monterey Project has been operating since 1991 and uses natural gas fired reciprocating engines to generate electricity for sale to Pacific Gas and Electric Company ("PG&E") under a long term contract expiring in 2020 (the "Power Contract"). Thermal energy from the Monterey Project is used to provide warm water to an adjacent greenhouse under a long- term contract that also terminates in 2020. The Monterey Project is operated on behalf of the Trust by Ridgewood Power Management LLC ("RPM").

         The Monterey Project is a "Qualifying Facility" or "QF" under the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"). The independent power industry in the United States was created in large part by PURPA and other federal legislation passed in response to the energy crises of the 1970s. PURPA, among other things, requires utilities to purchase electric power from QFs, and also exempts these QFs from most federal and state utility regulatory requirements. In addition, the price paid by electric utilities under PURPA for electricity produced by QFs is the utility's avoided cost of producing electricity (i.e., the incremental costs the utility would otherwise face to generate electricity itself or purchase electricity from another source). Pursuant to PURPA, and state implementation of PURPA, many electric utilities have entered into long-term Power Contracts with QFs at rates set by contract formula approved by state regulatory commissions. The Monterey Project sells its output to PG&E under a Power Contract with a capacity and energy payment determined pursuant to a contract formula approved by the California Public Utilities Commission ("CPUC"). According to the Power Contract, the energy payment is based upon a benchmark energy price adjusted for changes over time in a gas index; the so- called "Short Run Avoided Cost Methodology" or SRAC. However, as described further below, the Monterey Project executed an Amendment to the Power Contract with PG&E, which provides that the Monterey Project will receive a fixed energy payment (as well as the required capacity payment) for a term of five (5) years, until approximately August 2006.

         During calendar years 2000 and 2001, California experienced severe electric energy crises brought on my many factors including, but not limited to, implementation of flawed electric deregulation legislation. As a result of the energy crises, PG&E, among other things, experienced severe cash shortages and losses due primarily to the fact that it was required under the law to purchase electric energy at wholesale prices significantly above the regulated rates it could legally charge retail customers. As a result, PG&E filed for protection under the U.S. Bankruptcy Code in April of 2001. At the time of PG&E's bankruptcy filing,, the Monterey Project had not been paid by PG&E for the electric energy and capacity it had delivered in the last several months of 2000 and the first few months of 2001. In addition, given PG&E's bankruptcy, the prospects for payment in the near future were extremely remote. However, the Monterey Project needed to have a reserve of cash to maintain operations and pay certain fixed costs that would be incurred regardless of whether it operated and sold to PG&E. Therefore, as further detailed in the Trust's Annual Report on Form 10K for the Year 2001, the Trust sold its PG&E receivables at a discount.

         Subsequent to its bankruptcy filing, PG&E found itself under intense pressure to pay the QFs offline some amount of the outstanding balance owed and to renegotiate Power Contracts in order to get their electric generation back online and supply the electric starved State of California. Therefore, in an effort to get as many QFs back online as possible, PG&E sought and received approval from the California Public Utilities Commission ("CPUC") to offer each QF an agreement, and corresponding amendment to their Power Contracts, for a term of five (5) years, which would effectively replace, for such 5 year term, the variable SRAC formula for determining the energy price with a fixed energy price. Such amendment would allow the QF to operate at a price that was reasonable in light of the circumstances at that time. In addition, a QF that executed the amendment agreed that it would not institute, or proceed with outstanding, litigation against PG&E. The Monterey Project executed such amendment. However, in order to execute the amendment with a fixed energy price, it was necessary to procure natural gas at a fixed price. As a result of the sale of the PG&E receivables, the Monterey Project had sufficient cash available and was able to procure such supply of natural gas from Coral Energy Services, Inc., ("Coral") a subsidiary of Shell Oil. Therefore, until approximately August 2006, the Monterey Project will be operating under the Amendment, which is expected to result in positive cash flow to the Monterey Project. Thereafter, the Power Contract with the SRAC formula becomes the energy price and there is no guarantee that SRAC at that time will provide sufficient cash for the Monterey Project to operate profitably. However, under the Power Contract, the Monterey Project is also paid a capacity payment. Such payment, along with an SRAC based energy payment, even if in somewhat low, should be enough for the Monterey Project to operate and have a positive cash flow.

         (iii) California Pumping Project

         In 1995, the Trust purchased a package of irrigation service engines (the "Pumping Project") located in Ventura County, California and also in 1995 the Trust bought additional engines from unaffiliated sellers. The Trust's total investment in the Pumping Project was approximately $952,000. RPM operates and manages the Pumping Project.

         The Pumping Project has been operating since 1992 and uses 26 natural-gas-fired reciprocating engines with a rated equivalent capacity of 6 Megawatts to provide power for irrigation wells that furnish water for orchards of lemon and other citrus trees. The power is purchased by local farmers and farmers' co-operatives pursuant to electric services contracts. Presently, the Pumping Project's rates are approximately 85% of Southern California Edison Company's agricultural rate of 12.2 cents/kwh. The discount was provided because of the low natural gas prices experienced during most of 2002. However, natural gas prices have risen and the Pumping Project is considering lowering the discount to 90% of SCE's rate or even less, if natural gas prices continue to rise.

         Power IV owns a package of similar engines located on different sites and operated under identical terms. The engines operate independently of each other and revenues and expenses for each Trust are segregated from those of the other.

         (iv) San Diego Project.

         The Trust acquired its interest in the San Diego Project on March 21, 1994, when it made an investment of approximately $2.3 million to acquire an 80% interest in the Project. The Trust made additional capital contributions, totaling approximately $1.2 million, to the Project to fund working capital and to purchase various leased equipment. On June 25, 1997 the Trust sold its entire interest in the San Diego Project to subsidiaries of NRG Energy, Inc. of Minneapolis, Minnesota ("NRG"). The sale price was $6,200,000, of which $3,500,000 was paid in cash at the closing. The remaining $2,700,000 was paid by delivery of a collateralized, purchase money promissory note of the principal NRG subsidiary purchasing the Project. The note bears interest at 8% per year and is payable in equal monthly installments of principal and interest through its maturity on June 25, 2003. The note is collateralized by the partnership interests sold by the Trust to the NRG subsidiaries.

 (3) Project Management and Operations.

         The Monterey Project's revenue from its Power Contract consists of two components, energy payments and capacity payments. Energy payments are based on a facility's net electric output, with payment rates (other than during the 5 year amendment) usually indexed to the fuel costs of the purchasing utility or to general inflation indices. Capacity payments are based on either a facility's net electric output or its available capacity. Capacity payment rates vary over the term of a Power Contract according to various schedules.

         The Berkshire Project obtains waste for fuel under a long-term contract providing it with revenues from tipping fees, which are subject to the default risks of dealing with municipalities and small trash haulers, and sells steam to Crane under a long-term contract. The Columbia Project obtains its revenues from spot and contract sales of transfer station services which are dependent upon the volume of waste delivered to it and which are sensitive to the prices of alternative disposal methods and local economic activity.

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

         Generally, revenues from the sales of electric energy from a cogeneration facility will represent the most significant portion of the facility's total revenue. However, to maintain its status as a QF under PURPA, it is imperative that the Monterey Project continues to satisfy PURPA cogeneration requirements as to the amount of thermal products generated. See
Item 1(c)(6) - Regulatory Matters, for an explanation of these requirements. Therefore, since the Monterey Project has only two customers (the electric energy purchaser and the thermal products purchaser), loss of either of these customers would have a material adverse effect on the Monterey Project.

         Customers that accounted for more than 10% of consolidated revenue to the Trust in each of last three fiscal years are:

                                         Calendar year
                                    2002         2001         2000

Pacific Gas & Electric Co.          69.0%        63.1%       80.0%

 (4) Trends in the Electric Utility and Independent Power Industries

         As a result of the energy crises experience by California during the years 2000 and 2001, both the state legislature and the California Public Utilities Commission ("CPUC") have taken significant action by enacting legislation and implementing regulations, respectively, intended primarily to avoid a repeat of the energy crises by creating amore stable, efficient and economic energy market. While it will take some time to determine whether the results hoped for by the state legislature and CPUC occur, the impact on the energy market from such actions could be significant. For example, the legislature enacted legislation designed to enhance, promote and encourage renewable generation in the state by implementing a renewable portfolio standard ("RPS"), which will require all California investor owned utilities ("IOUs"), as well as retail electric suppliers to have in their energy supply portfolio a certain percentage of renewable generation. This percentage increases overtime until the requirement equals 20%. In addition to the RPS, California enacted legislation that will streamline the time required for and the costs of new electric power plant permitting and construction. Finally, legislation has been enacted that will fundamentally change the manner in which California IOUs procure electric energy for their customers.

         The deregulation legislation enacted by California in 1994 required, among other things, that the California IOUs satisfy their energy needs by procuring the electric energy from the wholesale power market. The energy prices obtained from such market fluctuated and the IOUs could either make money, if they purchased at prices less than the prices at which they sold, or lose money if the wholesale prices was significantly higher than the retail price. The California energy crises occurred in some measure because the wholesale price actually became significantly higher than the retail rate, causing severe losses to the IOUs and, in the case of PG&E, bankruptcy.

         The process through which California IOUs will now procure electricity for their customers, although subject to CPUC implementation and regulation, will be akin to the methods used prior to deregulation. The IOUs will be required to submit to the CPUC a procurement plan that details how the IOU intends to procure energy from a diversified portfolio of generating resources, including renewable generators, and using contracts terms of varying lengths, including short-term and long-term contracts. The IOUs procurement plans are subject to CPUC approval. The CPUC, among other things, is required to develop a process for evaluating the IOUs procurement plans as well as criteria for evaluating individual energy contracts. The CPUC is currently engaged in the rule-making process that will implement these and many other requirements of the legislation.

         As this legislation described above indicates, the trend in the industry, appears to be a reversion to a more regulated electric industry, with reporting requirements and regulatory oversight and review. In any event, these market changes do not significantly impact upon the Monterey Project, which currently has a Power Contract with PG&E, although market changes which strengthen PG&E benefit the Monterey Project over the long term by ensuring PG&E's ability to pay under such Power Contract.

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


Pumping     Ventura Cy,  Leased N/A       N/A        N/A        Natural gas
Project     CA            or                                    engines powering
                         licensed                               irrigation pumps

Item 3.  Legal Proceedings.

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

PART  II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

(a) Market Information.

         The Trust sold 235.3775 Investor Shares of beneficial interest in the Trust in its private placement offering of Investor Shares, which closed on January 31, 1994. There is currently no established public trading market for the Investor Shares. As of the date of this Form 10-K, all such Investor Shares have been issued and are outstanding. There are no outstanding options or warrants to purchase, or securities convertible into, Investor Shares.

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

         The Managing Shareholder has investigated the possibility and feasibility of a combination of the Other Power Trusts and the Ridgewood LLCs into a publicly traded entity. This would require the approval of the Investors in the Trust and the other programs after proxy solicitations, complying with requirements of the Securities and Exchange Commission, and a change in the federal income tax status of the Trust from a partnership (which is not subject to tax) to a corporation. The process of considering and effecting a combination, if the decision is made to do so, will be very lengthy. There is no assurance that the Managing Shareholder will recommend a combination, that the Investors of the Trust or other programs will approve it, that economic conditions or the business results of the participants will be favorable for a combination, that the combination will be effected or that the economic results of a combination, if effected, will be favorable to the Investors of the Trust, Other Power Trusts and the Ridgewood LLCs. After conducting investigations during 2001, the Managing Shareholder concluded, and informed the Investors, that given current market conditions caused by, among other things, the general U.S. economic down turn, the September 11th terrorist attacks, the Enron bankruptcy and general volatility in the independent power business, it is preferable to delay significant expenditures pursuing any such combination until market conditions, as described above, improve.

(b)  Holders

         As of the date of this Form 10-K, there are 483 record holders of Investor Shares.

(c)  Dividends

     The Trust made distributions as follows for the years ended December 31, 2002 and 2001:

                                         Year Ended       Year ended
                                         December 31,     December 31,
                                            2002            2001

Total distributions to Investors           $823,824           $ --
Distributions per Investor Share             $3,500           $ --
Distributions to Managing Shareholder        $8,321           $ --

         The Trust's decision whether to make future distributions to Investors and their timing will depend on, among other things, the net cash flow of the Trust and retention of reasonable reserves as determined by the Trust to cover its anticipated expenses. See Item 7 Management's Discussion and Analysis.

         Occasionally, distributions may include funds derived from the release of cash from operating or restricted cash. Further, the Declaration authorizes distributions to be made from cash flows rather than income, or from cash reserves in some instances. For purposes of generally accepted accounting principles, amounts of distributions in excess of accounting income may be considered to be capital in nature. Investors should be aware that the Trust is organized to return net cash flow rather that accounting income to Investors.

Item 6.  Selected Financial Data.

          The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K. The selected financial data for 1998 are derived from unaudited data.

Selected Financial Data
                        As of and for the year ended December 31,
                        2002     2001      2000      1999      1998

Total Fund Information:
Revenues         $3,075,114 $2,374,396 3,530,580  2,507,166   2,184,036
Net income (loss)   255,529 (1,088,887)  218,437   (203,368) (1,617,920)
                                                                 (A)
Net assets
(shareholders'
  equity)         7,227,155  7,803,731  8,892,618  9,388,247  9,876,924
Investments in
 Plant and
 Equipment (net
 of depreciation) 1,798,352  2,003,302  2,221,614  2,446,494  2,654,809
Investment
 in Power
 Contract(net
 of amortization) 2,061,760  2,183,040  2,304,320  2,425,600  2,546,880
Total assets      7,512,445  8,216,155  9,595,529 10,311,744 10,597,576
Long-term
 Obligations             --         --         --         --         --
Per Share:
Revenues             13,065     10,087     15,000     10,652      9,279
Net income(loss)      1,086     (4,626)       928       (864)    (6,873)
                                                                   (A)
Net asset value      30,704     33,154     38,163     39,886     41,962
Distributions
 to Investors         3,500         --      3,003      1,200      6,000


(A) Includes writedown of investment of $2,347,330 ($9,973 per Investor Share).


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

Results of Operations

         The year ended December 31, 2002 compared to the year ended December 31, 2001. Power generation revenue increased $704,000, or 30 %, to $3,075,000 in 2002 compared to $2,3748,000 in 2001. The increase is primarily due to the Monterey project operating on its normal schedule in 2002 as compared to 2001 when the plant was idle from February to August due to PG&E's failure to pay the project for power delivered since December 1, 2000, as a result of the California energy crisis.

         Gross profit, which represents total revenues reduced by cost of sales, increased by $96,000 to a gross profit of $144,000 in 2002 from a gross loss of $460,000 in 2001. The increase is a result of an increase in energy generation.

     General and administrative expenses decreased $81,000, or 24%, to $258,000 in 2002 from $339,000 in 2001. The decrease primarily reflects the legal costs associated with the Monterey Project's dispute with PG&E that ended in 2001 with a favorable result for the project.

     The $127,000 of bad debt expense in 2001 is associated with the sale of the Monterey Project's PG&E receivables to AMROC. In 2002, the Trust recovered $157,000 relating to prior year PG&E revenues.


         The management fee paid to the Managing Shareholder decreased by $60,000, or 34%, to $117,000 in 2002 from $177,000 reflecting the lower net assets of the Trust.

         Loss from operations decreased $1,030,000, or 93%, to $74,000 in 2002 from $1,104,000 in 2001 as a result of the increase in revenues and the decrease in operating expenses.

         Other income, net, increased by $314,000, to $329,000 in 2002 from $15,000 in 2001. The increase is primarily due to the $190,000 of cash received in 2002 from the 1999 settlement of the Waukesha-Pierce litigation, as well as the costs incurred in 2001 in issuing the "Notice of Solicitation of Consents" to investors.

         Net income increased $1,296,000,to $207,000 in 2002 from a net loss of $1,089,000 in 2001. The increase in income is a result of the increase in revenues and the decrease in operating expenses.

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

         General and administrative expenses decreased $175,000, or 34%, to $339,000 in 2001 from $514,000 in 2000. The decrease primarily reflects lower legal costs associated with the litigation with PG&E related to the Monterey Project.

     Provision for bad debt expense decreased $117,000 to $127,000 in 2001 from $244,000 in 2000. The bad debt expense for both periods reflects the loss recognized on the sale of the Monterey Project's PG&E receivables to AMROC.

         The management fee paid to the Managing Shareholder was $177,000 in 2001. In 2000, the Managing Shareholder had waived the management fee.

         The loss from operations increased $1,012,000 to $1,103,000 in 2001 from $91,000 in 2000, which primarily reflects the decline in the Monterey Project's results as well as the increase in the management fee.

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

Liquidity and Capital Resources

         In 2002, the Trust's operating activities provided $81,000 of cash as compared to a cash usage of $674,000 in 2001.

         Cash generated from investing activities in 2002 was $1,925,000 compared to $676,000 in 2001. The increase is due to the $1,224,000 received from the transfer of the B-3 and PILP projects.

         Cash used by financing activities of $832,000 in 2002 represents distributions to shareholders. The Trust did not make distributions to shareholders in 2001.

         During the fourth quarter of 1997, the Trust and its principal bank executed a revolving line of credit agreement, whereby the bank provided a three year committed line of credit facility of $750,000. The credit facility was extended until July 31, 2002. During the third quarter of 2002, the Trust extended its revolving line of credit agreement with its principal bank through August 31, 2002 and subsequently finalized a further extension until July 31, 2003. The extension provides the Trust with a committed line of credit of $550,000. Outstanding borrowings bear interest at LIBOR plus 2.5% (3.882% and 4.376% at December 31, 2002 and 2001, respectively). The amount outstanding under the line of credit facility must be reduced to zero for a thirty-day period each year. The credit agreement requires the Trust to provide 100% cash collateral for any borrowings or letters of credit outstanding after September 30, 2002. There were no outstanding borrowings at December 31, 2002 and 2001.

         In August 2001, the Trust issued through its bank a standby letter of credit in the amount of $504,000 to secure the gas purchases of the Monterey project. The letter of credit expired in August 2002. The Trust used its credit facility and a restricted certificate of deposit in the amount of $202,570 to collateralize the letter of credit, which is presented as restricted cash on the Consolidated Balance Sheets at December 31, 2001. In October 2002, the Trust increased the amount of the certificate of deposit to $550,000.

         Obligations of the Trust are generally limited to payment of a management fee to the Managing Shareholder and payments for certain administrative, accounting and legal services to third persons. Accordingly, the Trust has not found it necessary to retain a material amount of working capital.

         The Monterey Project has certain long-term obligations relating to its Power Contract with PG&E and its Gas Agreement with Coral (See Note 6 of the Consolidated Financial Statements). These long-term obligations are not guaranteed by the Trust. The Trust and its subsidiaries anticipate that during 2003 their cash flow from operations will be sufficient to meet their obligations.

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

                       December 31, 2002
                      Expected Maturity Date
                            2003
                          (U.S. $)

Note receivable from NRG                      $ 278,000
 Interest rate                                        8%

                        December 31, 2002
                       Expected Maturity Date
                            2003
                           (U.S. $)

Bank Deposits and Certificates of Deposit     $1,349,000
Average interest rate                               1.04%


Item 8.  Financial Statements and Supplementary Data.

A. Index to Consolidated Financial Statements

Index to Consolidated Financial Statements

Report of Independent Accountants                      F-2
Consolidated Balance Sheets at December 31,
  2002 and 2001                                        F-3
Consolidated Statements of Operations for the
  three years ended December 31, 2002                  F-4
Consolidated Statements of Changes in
 Shareholders' Equity for the three years
  ended December 31, 2002                              F-5
Consolidated Statements of Cash Flows for the three
  years ended December 31, 2002                        F-6
Notes to Consolidated Financial Statements             F-7 to F-15


B. Supplementary Financial Information

Selected Quarterly Financial Data for the years ended December 31, 2002 and 2001
 (Unaudited)

                                                  2002
--------------------------------------------------------------------------------
                              First       Second            Third       Fourth
                             Quarter     Quarter           Quarter      Quarter
--------------------------------------------------------------------------------
Revenue ................    $ 737,000     $ 771,000     $ 900,000     $ 667,000

Income (loss)
from operations ........      (22,000)      (17,000)       27,000       (62,000)

Net income (loss) ......      (69,000)      281,000       (23,000)       67,000




                                                  2001
--------------------------------------------------------------------------------
                           First         Second           Third        Fourth
                          Quarter        Quarter         Quarter       Quarter
--------------------------------------------------------------------------------

Revenue ............   $   375,000    $   275,000    $   613,000    $ 1,111,000

Loss from operations      (290,000)      (295,000)      (330,000)      (189,000)

Net loss ...........      (350,000)      (187,000)      (306,000)      (246,000)

                        Report of Independent Accountants


To the Shareholders of Ridgewood Electric Power Trust II:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust II and its subsidiaries (the "Trust") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Florham Park, NJ
April 3, 2003

Ridgewood Electric Power Trust II
Consolidated Balance Sheets

--------------------------------------------------------------------------------

                                                            December 31,
                                                    ---------------------------
                                                        2002           2001

                                                    -----------     -----------
Assets:
Cash and cash equivalents ......................    $ 1,348,825     $   175,403
Restricted cash ................................        550,000         202,570
Trade receivables ..............................        255,082         267,870
Current portion of note
 receivable from sale of investment ............        277,528         522,938
Due from affiliates ............................         14,512          20,200
Other current assets ...........................         47,151          35,909
                                                    -----------     -----------

       Total current assets ....................      2,493,098       1,224,890

Investment in B-3 Limited Partnership ..........           --         2,527,395
Note receivable from transfer of
 investment in Limited Partnership
 interests under contractual agreements ........      1,207,795            --

Plant and equipment ............................      3,441,432       3,419,000
Accumulated depreciation .......................     (1,643,080)     (1,415,698)
                                                    -----------     -----------
                                                      1,798,352       2,003,302
                                                    -----------     -----------

Electric power sales contract ..................      3,032,000       3,032,000
Accumulated amortization .......................       (970,240)       (848,960)
                                                    -----------     -----------
                                                      2,061,760       2,183,040
                                                    -----------     -----------

Note receivable from sale of
 investment, less current portion ..............           --           277,528
                                                    -----------     -----------

        Total assets ...........................    $ 7,561,005     $ 8,216,155
                                                    -----------     -----------

Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable ...............................    $   156,036     $     7,334
Accrued fuel expense ...........................         71,833         167,399
Accrued professional fees ......................         58,138          55,476
Due to affiliates ..............................         47,883         182,215
                                                    -----------     -----------
         Total current liabilities .............        333,890         412,424

Commitments and contingencies ..................           --              --

Shareholders' Equity:
Shareholders' equity (235.3775 investor
 shares issued and outstanding) ................      7,356,088       7,926,938
Managing shareholder's accumulated deficit
 (1 management share issued and outstanding) ...       (128,973)       (123,207)
                                                    -----------     -----------
         Total shareholders' equity ............      7,227,115       7,803,731
                                                    -----------     -----------

         Total liabilities and
          shareholders' equity .................    $ 7,561,005     $ 8,216,155
                                                    -----------     -----------





      See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust II
Consolidated Statements of Operations

--------------------------------------------------------------------------------

                                               Year Ended December 31,
                                      -----------------------------------------
                                         2002            2001            2000
                                      -----------    -----------    -----------

Power generation revenue ..........   $ 3,075,114    $ 2,374,396    $ 3,530,580

Cost of sales, including
  depreciation and
  amortization of $348,662,
  $346,209 and $347,693 in
  2002, 2001 and 2000 .............     2,931,122      2,834,668      2,863,841
                                      -----------    -----------    -----------

Gross profit (loss) ...............       143,992       (460,272)       666,739

General and administrative
  expenses ........................       257,739        338,815        513,667
Provision for bad debt
 (recoveries) expense .............      (156,938)       127,130        244,169
Management fee paid to
 managing shareholder .............       117,058        177,337           --
                                      -----------    -----------    -----------
     Total other operating
       expenses ...................       217,859        643,282        757,836
                                      -----------    -----------    -----------

Loss from operations ..............       (73,867)    (1,103,554)       (91,097)
                                      -----------    -----------    -----------

Other income (expense):
   Interest income ................        56,641         99,848        134,135
   Interest expense ...............        (3,506)          --           (9,063)
   Equity income from B-3
     Limited Partnership ..........       104,497         43,459        207,339
    Other income ..................       190,331           --             --
    Other expense .................       (18,567)      (128,640)       (22,877)
                                      -----------    -----------    -----------
     Other income (expense), net ..       329,396         14,667        309,534
                                      -----------    -----------    -----------

Net income (loss) .................   $   255,529    $(1,088,887)   $   218,437
                                      -----------    -----------    -----------










  See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust II
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

                                                    Managing
                                  Shareholders     Shareholder         Total
                                  -----------      -----------      -----------

Shareholders' equity,
 January 1, 2000 ............     $ 9,495,608      $  (107,361)     $ 9,388,247

Cash distributions ..........        (706,925)          (7,141)        (714,066)

Net income for the year .....         216,253            2,184          218,437
                                  -----------      -----------      -----------

Shareholders' equity,
  December 31, 2000 .........       9,004,936         (112,318)       8,892,618

Net loss for the year .......      (1,077,998)         (10,889)      (1,088,887)
                                  -----------      -----------      -----------

Shareholders' equity,
 December 31, 2001 ..........       7,926,938         (123,207)       7,803,731

Cash distributions ..........        (823,824)          (8,321)        (832,145)

Net income for the year .....         252,974            2,555          255,529
                                  -----------      -----------      -----------

Shareholders' equity,
 December 31, 2002 ..........     $ 7,356,088      $  (128,973)     $ 7,227,115
                                  -----------      -----------      -----------














     See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust II
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                               Year Ended December 31,
                                      -----------------------------------------
                                          2002          2001            2000
                                      -----------    -----------    -----------

Cash flows from operating
 activities:
     Net income (loss) ............   $   255,529    $(1,088,887)   $   218,437
                                      -----------    -----------    -----------

     Adjustments to reconcile net
      income (loss) to net cash
      flows from operating
      activities:
     Depreciation and amortization        348,662        346,209        347,693
     Provision for doubtful
      accounts ....................          --             --          244,169
     Equity in earnings from
      unconsolidated B-3 Limited
         Partnership ..............      (104,497)       (43,459)      (207,339)
     Changes in assets and
      liabilities:
       Increase in restricted cash       (347,430)      (202,570)          --
       Decrease (increase) in
        trade receivable ..........        12,788        634,802       (773,933)
       Increase in other current
        assets ....................       (11,242)       (15,477)        (2,509)
       Increase (decrease) in
        accounts payable and
        accrued expenses ..........       148,702        (14,425)        61,371
       Increase in accrued
        professional fees .........         2,662           --             --
       Decrease in accrued fuel
        expense ...................       (95,566)      (134,228)          --
       (Decrease) increase in
         due to/from affiliates,net      (128,644)      (155,860)       111,870
                                      -----------    -----------    -----------
         Total adjustments ........      (174,565)       414,992       (218,678)
                                      -----------    -----------    -----------
        Net cash provided by
         (used in)operating
          activities ..............        80,964       (673,895)          (241)
                                      -----------    -----------    -----------

Cash flows from investing
  activities:
     Distributions from B-3
      Limited Partnership .........       200,000        200,000        300,000
     Cash received from transfer
      of investments, net .........     1,224,097           --             --
     Proceeds from note
      receivable ..................       522,938        482,861        445,853
     Capital expenditures .........       (22,432)        (6,617)        (1,533)
                                      -----------    -----------    -----------
         Net cash provided by
          investing activities ....     1,924,603        676,244        744,320
                                      -----------    -----------    -----------

Cash flows from financing
  activities:
      Repayments under line
       of credit facility .........          --             --         (400,000)
      Cash distributions to
       shareholders ...............      (832,145)          --         (714,066)
                                      -----------    -----------    -----------
         Net cash used in
          financing activities ....      (832,145)          --       (1,114,066)
                                      -----------    -----------    -----------

Net increase in cash
 and cash equivalents .............     1,173,422          2,349       (369,987)

Cash and cash equivalents,
 beginning of year ................       175,403        173,054        543,041
                                      -----------    -----------    -----------
Cash and cash equivalents,
 end of year ......................   $ 1,348,825    $   175,403    $   173,054
                                      -----------    -----------    -----------



 See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust II
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


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

"Business Development Company"
Effective April 29, 1993, the Trust elected to be treated as a "business development company" ("BDC") under the Investment Company Act of 1940 ("the 1940 Act") and registered its shares under the Securities Exchange Act of 1934.

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

The Trust uses the equity method of accounting for its investments in affiliates which are 50% or less owned if the Trust has the ability to exercise significant influence over the operating and financial policies of the affiliates but does not control the affiliate. The Trust's share of the operating results of the affiliates is included in the Consolidated Statements of Operations.

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

SFAS 142
In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. Other intangible assets with definite economic lives will continue to be amortized over their useful lives. The Trust adopted SFAS 142 effective January 1, 2002, with no material impact on the consolidated financial statements.

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

SFAS 144
In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of. For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying amount is not recoverable from undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. For long-lived assets to be disposed of, SFAS 144 establishes a single accounting model based on the framework established in SFAS 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations and replaces the provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of segments of a business. SFAS 144 also broadens the reporting of discontinued operations. The Trust adopted SFAS 144 effective January 1, 2002, with no material impact on the consolidated financial statements.

SFAS 145
In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction. SFAS No. 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Trust will adopt SFAS 145 effective January 1, 2003 and has determined that this standard will not have a material impact on the Trust.

SFAS 146
In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. The Trust will adopt SFAS 146 effective January 1, 2003 and has determined that this standard will not have a material impact on the Trust.

FIN 45
In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Trust adopted the disclosure provisions of FIN 45 during the fourth quarter of 2002 with no material impact to the consolidated financial statements.

FIN 46
In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. The Trust will adopt the disclosure provisions of FIN 46 effective June 15, 2003 and has determined that the adoption will not have a material impact on the Trust's consolidated financial statements.

Cash and cash equivalents
The Trust considers all highly liquid investments with maturities when purchased of three months or less to be cash and cash equivalents. Cash and cash equivalents consist of commercial paper and funds deposited in bank accounts.

Impairment of Long-Lived Assets and Intangibles
In accordance with the provisions of SFAS No. 144, Accounting for the Impairment of Long-Lived Assets to be Disposed Of, the Trust evaluates long-lived assets, such as fixed assets and specifically identifiable intangibles, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is made by comparing the carrying value of an asset to the estimated undiscounted cash flows attributable to that asset. If an impairment has occurred, the impairment loss recognized is the amount by which the carrying value exceeds the discounted cash flows attributable to the asset or the estimated fair value of the asset.

Plant and equipment
Plant and equipment, consisting principally of electrical generating equipment, is stated at cost. Major renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures that increase the efficiency of the assets are expensed as incurred. The Trust periodically assesses the recoverability of plant and equipment, and other long-term assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable

Depreciation is recorded using the straight-line method over the useful lives of the assets, which are 3 to 20 years with a weighted average of 15 years at December 31, 2002 and 2001. During 2002, 2001 and 2000, the Trust recorded depreciation expense of $227,382, $224,929 and $226,413, respectively.

Electric Power Sales Contract
A portion of the purchase price of the Monterey Project was assigned to the electric power sales contract and is being amortized over the life of the contract (25 years) on a straight-line basis. The electric power sales contract is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During 2002, 2001 and 2000, the Trust recorded amortization expense of $121,280.

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

Supplemental cash flow information
Total interest paid during the years ended December 31, 2002, 2001 and 2000 was $3,506, $0 and $9,063, respectively.

Significant Customers
During 2002, 2001 and 2000, the Trust's largest customer, Pacific Gas and Electric Company ("PG&E"), accounted for 69%, 63% and 80%, respectively of total revenues. PG&E is experiencing severe financial difficulty, see Note 9 for additional discussion. Income taxes No provision is made for income taxes in the accompanying consolidated financial statements as the income or losses of the Trust are passed through and included in the tax returns of the individual shareholders of the Trust. At December 31, 2002 and 2001, the Trust's net assets had a tax basis of $11,051,680 and $12,015,786, respectively.

Reclassification
Certain items in previously issued consolidated financial statements have been reclassified for comparative purposes.

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

See Note 9 - Pacific Gas and Electric Company Financial Crisis, for developments affecting the Monterey Project.

On December 31, 1998 the Trust, through subsidiaries, filed a legal complaint in the Superior Court of California for Monterey County against Waukesha-Pierce, Inc. and subsidiaries, alleging that the subsidiaries had not disclosed the existence of an obligation of the Monterey project to Pacific Gas and Electric Company and therefore breached a warranty in the acquisition agreement. The claim was for approximately $273,000 plus interest and expenses. Waukesha-Pierce, Inc. was included in the proceeding as a contractual guarantor. On January 17, 1999, a separate action against Waukesha-Pierce, Inc. was filed by the Trust's subsidiaries in the United States District Court for the Northern District of Texas to enforce the guaranty. The parties agreed to dismiss the Texas case without prejudice before material proceedings resulted. The California case was settled in March 2000; Waukesha-Pierce Inc. agreed to pay the Project approximately $190,000 and to cooperate with the Project in the potential FERC proceedings involving the Monterey project discussed above and the Trust agreed to cooperate with Waukesha-Pierce in releasing funds due from PG&E to Waukesha-Pierce. In May 2002, the Project received settlement proceeds of $190,306.

Pump Services Company, LP (known as California Pumping Project)
In 1995, the Trust acquired a package of natural gas and diesel engines, which drive deep irrigation well pumps in Ventura County, California. The engines' shaft horsepower-hours are sold to farmers at a discount from the price of equivalent kilowatt hours of electricity. The operator pays for fuel, maintenance, repair and replacement. The project has an equivalent of 2 megawatts of power.

B-3 Limited Partnership (known as the Columbia project)
On August 31, 1994, the Trust made a limited partnership investment in this partnership, which was formed to construct and operate a municipal waste transfer station, located in Columbia County, New York. The project commenced operations in January 1995.

In exchange for its investment, the Trust was entitled to receive annually a preferred distribution of available net cash flow from the facility equal to 18% of its investment. In the event that in any given year available net cash flow from the project does not at least equal the amount of the preferred minimum return, the amount of such shortfall was payable on a priority basis out of any available net cash flow in subsequent years. The Trust was also be entitled to receive additional distributions from any net cash flow in excess of the 18% return on its investment. The aggregate purchase price of the Trust's investment in the partnership was $3,975,240. The Trust received distributions of $200,000, $200,000 and $300,014 from the project for the years ended December 31, 2002, 2001 and 2000, respectively.

Due to the protective rights of the other partner and in accordance with Emerging Issues Task Force ("EITF") 96-16 "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights", the Trust's 50.5% ownership in the B-3 Limited Partnership was accounted for under the equity method of accounting. The Trust's equity in the earnings of the B-3 Project has been included in the consolidated financial statements since acquisition in accordance with the terms in the partnership agreement.

The partnership agreement required income (loss) earned by the partnership to be allocated and distributed to the partners as follows:
1. Gross income isallocated as distributions declared have been allocated to the partners.
2. The difference between distributions declared and net income before depreciation is allocated to the partners according to partnership interests
3. Depreciation expense is allocated to the partners proportionally according to their original capital contributions to the partnership.

Summarized financial information for the B-3 Limited Partnership is as follows:

Balance Sheet Information

                                    (Unaudited)
                                 September 20, 2002     December 31, 2001
                                 -------------------    -------------------

Current assets                         $ 1,643,719            $ 1,560,006
Non-current assets                       2,209,768              2,366,793
                                 -------------------    -------------------
Total assets                            $3,853,487             $3,926,799
                                 -------------------    -------------------

Current liabilities                      $ 658,617              $ 644,757
Long-term debt                                 ---                 21,843
Equity                                   3,194,870              3,260,199
                                 -------------------    -------------------
Total liabilities and equity            $3,853,487             $3,926,799
                                 -------------------    -------------------

Trust share                             $1,253,016             $2,527,395
                                 -------------------    -------------------

Effective September 20, 2002 the Trust sold its share in the B-3 Limited Partnership, with a carrying value of $1,253,016, in return for an interest bearing promissory note. The carrying value of the note at December 31, 2002 was $1,207,195.

Statement of Operations Information

                    (Unaudited)
                    Period Ended    For the Year Ended
                    ------------ -----------------------
                   September 20, December 31, December 31,
                       2002          2001        2000
                    ----------   ----------   ----------

Revenue .........   $4,477,725   $5,948,082   $5,856,071
Operating expense    4,343,054    5,889,936    5,525,722
                    ----------   ----------   ----------
Net income ......   $  134,671   $   58,146   $  330,349
                    ----------   ----------   ----------

Trust share .....   $  104,497   $   43,459   $  207,339
                    ----------   ----------   ----------


On September 20, 2002, the Trust, sold 100% of its ownership interest in the B-3 Limited Partnership and the Pittsfield Investors Limited Partnership ("PILP"), a facility which burns municipal solid waste, to EAC Operations, Inc., the other limited partner of both entities. The acquisition agreement provides for the sale of 100% of the Trust's ownership in the two partnerships in return for $1,200,000 cash and $5,000,000 of interest bearing promissory notes. The notes bear interest at a rate of 10% per annum, and will be repaid monthly over a 17 year term, of which the first two years of payments will consist of interest only. The notes are collateralized by all the assets of the partnerships.

The purchase price for the B-3 Project was $3,400,000, of which $400,000 was paid in cash at the time of closing. The purchase price for PILP was $2,800,000, of which $800,000 was paid in cash at the time of closing. The Trust wrote off its investment in PILP in 1998.

Recovery of interest and principal under the promissory notes is dependent solely upon the operating results of the limited partnership investments sold. Consequently, in accordance with SEC Staff Accounting Bulletin Topic 5E, the Trust has not recorded a gain on the sale of its ownership interest. The cash proceeds received were recorded as a reduction of its investment in the limited partnership investments and interest and principal received under the promissory note will continue to be recorded as a reduction of the note receivable balance until the carrying value has been reduced to zero. In the event the divested business incur operating losses in future periods, a corresponding reduction in the note receivable will be recorded as a valuation allowance.

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

5. Line of Credit Facility, Letter of Credit and Restricted Cash

During the fourth quarter of 1997, the Trust and its principal bank executed a revolving line of credit agreement, whereby the bank provided a three year committed line of credit facility of $750,000. The credit facility was extended until July 31, 2002. During the third quarter of 2002, the Trust extended its revolving line of credit agreement with its principal bank through August 31, 2002 and subsequently finalized a further extension until July 31, 2003. The extension provides the Trust with a committed line of credit of $550,000. Outstanding borrowings bear interest at LIBOR plus 2.5% (3.882% and 4.376% at December 31, 2002 and 2001, respectively). The amount outstanding under the line of credit facility must be reduced to zero for a thirty-day period each year. The credit agreement requires the Trust to provide 100% cash collateral for any borrowings or letters of credit outstanding after September 30, 2002. There were no outstanding borrowings at December 31, 2002 and 2001.

In August 2001, the Trust issued through its bank a standby letter of credit in the amount of $504,000 to secure the gas purchases of the Monterey project. The letter of credit expired in August 2002. The Trust used its credit facility and a restricted certificate of deposit in the amount of $202,570 to collateralize the letter of credit, which is presented as restricted cash on the Consolidated Balance Sheets at December 31, 2001. In October 2002, the Trust increased the amount of the certificate of deposit to $550,000.

6. Commitments

The Monterey project has a long-term operating ground lease. The lease is for a term of thirty years.

Future minimum lease payments as of December 31, 2002 are as follows:

                                      Year Ended
                                      December 31,            Repayment
                                      ------------            ---------
                                      2003                     $ 12,396
                                      2004                       12,396
                                      2005                       12,396
                                      2006                       12,396
                                      2007                       12,396
                                      Thereafter                165,280

Rent expense for each of the years ended December 31, 2002, 2001 and 2000 was $12,396.

The Monterey project has a long-term agreement to purchase natural gas from its supplier. The agreement expires in August 2006.

Future minimum purchases under the agreement as of December 31, 2002 are as follows:

                                      Year Ended
                                      December 31,            Purchases
                                      ------------            ---------
                                      2003                  $   893,187
                                      2004                      893,187
                                      2005                    1,365,903
                                      2006                      910,602


7.   Transactions with Managing Shareholder and Affiliates

The Trust entered into a management agreement with the managing shareholder, under which the managing shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. As compensation to the managing shareholder, the Trust pays to the managing shareholder an annual management fee equal to 1.5% of the net asset value of the Trust payable monthly upon the closing of the Trust. For the years ended December 31, 2002 and 2001, the Trust paid management fees to the managing shareholder of $117,058 and $177,337, respectively. During the period of April 1999 to December 2000, the managing shareholder waived the management fee to which it was entitled.

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

Where permitted, in the event the managing shareholder or an affiliate performs brokering services in respect of an investment acquisition or disposition opportunity for the Trust, the managing shareholder or such affiliate may charge the Trust a brokerage fee. Such fee may not exceed 2% of the gross proceeds of any such acquisition or disposition. No such fees have been incurred through December 31, 2002.

The managing shareholder owns 1.45 investor shares of the Trust with a cost of $121,800. The Trust granted the managing shareholder a single Management Share representing the managing shareholder's management rights and rights to distributions of cash flow.

In 1996, under an Operating Agreement with the Trust, Ridgewood Management provides management, purchasing, engineering, planning and administrative services to the power generation projects operated by the Trust. Ridgewood Management charges the project at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amount invested in projects managed by Ridgewood Management. During the year ended December 31, 2002, 2001 and 2000, Ridgewood Management charged Sunnyside Cogeneration Partners $132,810, $153,354 and $109,148, respectively, for overhead items allocated in proportion to the amount invested in projects managed. During the years ended December 31, 2002, 2001 and 2000, Ridgewood Management charged the California Pumping Project $20,973, $77,103 and $70,118, respectively, for overhead items allocated in proportion to the amount invested in projects managed. Ridgewood Management also charged Sunnyside Cogeneration Partners and the California Pumping Project for all of the direct operating and non-operating expenses incurred during the periods.

At December 31, 2002 and 2001, the Trust had outstanding payables of $47,883 and $182,215, respectively, to Ridgewood Management. From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable do not bear interest.

8.  Fair Value of Financial Instruments

At December 31, 2002 and 2001, the carrying value of the Trust's cash and cash equivalents, trade receivables, and accounts payable and accrued expenses approximates their fair value. The fair value of the letter of credit does not differ materially from its carrying value.


9. Financial Information by Business Segment

The Trust's business segments were determined based on similarities in economic characteristics and customer base. The Trust's principal business segments consist of wholesale and retail.

Common services shared by the business segments are allocated on the basis of identifiable direct costs, time records or in proportion to amount invested in projects managed by Ridgewood Management.

The financial data for business segments are as follows:


                                         Wholesale
                          ----------------------------------------
                              2002          2001          2000
                          -----------   -----------    -----------
Revenue ...............   $ 2,122,189   $ 1,498,420    $ 2,824,854
Depreciation and
  amortization ........       245,718       245,813        247,122
Operating income (loss)       442,677      (794,616)       145,486
Total assets ..........     3,838,577     4,026,379      4,907,958
Capital expenditures ..          --           6,617          1,533


                                     Retail
                          ---------------------------------
                             2002       2001         2000
                          ---------   ---------   ---------
Revenue ...............   $ 952,925   $ 875,976   $ 705,726
Depreciation and
  amortization ........     102,944     100,396     100,571
Operating income (loss)      17,289      15,544    (170,239)
Total assets ..........     321,862     488,289     619,759
Capital expenditures ..      22,432        --          --



                                      Corporate
                       ------------------------------------------
                            2002          2001           2000
                       ------------   ------------   ------------

Revenue ............   $      --      $      --      $      --
Depreciation and
  amortization .....          --             --             --
Operating loss .....      (533,833)      (324,482)       (66,344)
Total assets .......     3,400,566      3,701,487      4,067,812
Capital expenditures          --             --             --


                                         Total
                      -------------------------------------------
                           2002           2001          2000
                      ------------    -----------    ------------
Revenue ............   $ 3,075,114    $ 2,374,396    $ 3,530,580
Depreciation and
  amortization .....       348,662        346,209        347,693
Operating loss .....       (73,867)    (1,103,554)       (91,097)
Total assets   .....     7,561,005      8,216,155      9,595,529
Capital expenditures        22,432          6,617          1,533


10. Pacific Gas and Electric Company Financial Crisis

Due to financial difficulties, PG&E did not pay in full for electrical energy and capacity delivered by the Monterey Project in December 2000 and January 2001. Accordingly, the Monterey Project was unable to pay its natural gas supplier for the gas delivered for those months. In late January of 2001, the gas supplier requested assurance of payment before it would agree to provide natural gas during February. Due to PG&E's financial crises and its inability to pay, the Monterey Project was unable on its own to provide an acceptable assurance or to pay the arrears and, as a result, the supplier refused to provide natural gas beyond February 6, 2001 and the Trust shut down the Monterey Project. Many QFs under contract with PG&E suffered the same fate and were temporarily forced to shut operations because of PG&E's failure to pay for energy and capacity delivered. On April 6, 2001, as a result of its financial problems, PG&E filed for protection under the U.S. Bankruptcy laws.

In April 2001, the Monterey Project entered into an agreement with a financial institution whereby it sold, irrevocably and without recourse, its undivided interest in all eligible trade accounts receivables for December 2000 and January 2001. Costs associated with the sale of receivables of $127,130 and $244,169 for 2001 and 2000, respectively, primarily related to the discount and loss on sale, are included in provision for bad debt expense in the Consolidated Statements of Operations.

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

         None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

(a) General.

         Ridgewood Power Corporation was incorporated in February 1991 as a Delaware corporation for the primary purpose of acting as a managing shareholder of business trusts and as a managing general partner of limited partnerships. It organized the Trust and acted as managing shareholder until April 1999. On or about April 21, 1999 it was merged into the current Managing Shareholder, Ridgewood Power LLC. In December of 2002, Ridgewood Power, LLC changed its name to Ridgewood Renewable Power, LLC. Robert E. Swanson is the controlling member, sole manager and President of the Managing Shareholder. All of the equity in the Managing Shareholder is owned by Mr. Swanson or by family trusts. Mr. Swanson has the power on behalf of those trusts to vote or dispose of the membership equity interests owned by them.

         The Managing Shareholder has also organized the Other Power Trusts as Delaware business trusts or other Delaware limited liability companies. Ridgewood Renewable Power LLC is the managing shareholder of the Other Power Trusts and the manager of the Ridgewood LLCs. The business objectives of these trusts and LLCs are similar to those of the Trust.

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

         Robert E. Swanson, age 56, has also served as President of the Trust since its inception in 1991 and as President of RPM, the Other Power Trusts and Ridgewood LLCs, since their respective inceptions. Mr. Swanson has been President and registered principal of Ridgewood Securities and became the Chairman of the Board of Ridgewood Capital on its organization in 1998. He also is Chairman of the Board of the Ridgewood Capital Venture Partners I, II, III and IV venture capital funds (collectively "Ridgewood Venture Funds"). In addition, he has been President and sole stockholder of Ridgewood Energy since its inception in October 1982. Prior to forming Ridgewood Energy in 1982, Mr. Swanson was a tax partner at the former New York and Los Angeles law firm of Fulop & Hardee and an officer in the Trust and Investment Division of Morgan Guaranty Trust Company. His specialty is in personal tax and financial planning, including income, estate and gift tax. Mr. Swanson is a member of the New York State and New Jersey bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

         Robert L. Gold, age 44, has served as Executive Vice President of the Managing Shareholder, RPM, the Trust, the Other Power Trusts and the Ridgewood LLCs since their respective inceptions.. He has been President of Ridgewood Capital since its organization in 1998. As such, he is President of the Ridgewood Venture Funds. He has served as Vice President and General Counsel of Ridgewood Securities Corporation since he joined the firm in December 1987. Mr. Gold has also served as Executive Vice President of Ridgewood Energy since October 1990. He served as Vice President of Ridgewood Energy from December 1987 through September 1990. For the two years prior to joining Ridgewood Energy and Ridgewood Securities Corporation, Mr. Gold was a corporate attorney in the law firm of Cleary, Gottlieb, Steen & Hamilton in New York City where his experience included mortgage finance, mergers and acquisitions, public offerings, tender offers, and other business legal matters. Mr. Gold is a member of the New York State bar. He is a graduate of Colgate University and New York University School of Law.

         Daniel V. Gulino, age 42, is Senior Vice President and General Counsel of the Managing Shareholder, RPM, Ridgewood Capital, the Trust, Other Power Trusts and Ridgewood LLCs. He began his legal career as an associate for Pitney, Hardin, Kipp & Szuch, a large New Jersey law firm, where his experience included corporate acquisitions and transactions. Prior to joining Ridgewood, Mr. Gulino was in-house counsel for several large electric utilities, including GPU, Inc., Constellation Power Source, Inc. and PPL Resources, Inc., where he specialized in non-utility generation projects, independent power and power marketing transactions. Mr. Gulino also has experience with the electric and natural gas purchasing of industrial organizations, having worked as in-house counsel for Alumax, Inc. (now part of Alcoa) where he was responsible for, among other things, Alumax's electric and natural gas purchasing program. Mr. Gulino is a member of the New Jersey State Bar and Pennsylvania State Bar. He is a graduate of Fairleigh Dickinson University and Rutgers University School of Law - Newark.

         Christopher I. Naunton, 38, is the Vice President and Chief Financial Officer of the Managing Shareholder, RPM, the Trust, Other Power Trusts and Ridgewood LLCs. From February 1998 to April 2000, he was Vice President of Finance of an affiliate of the Managing Shareholder. Prior to that time, he was a senior manager at the predecessor accounting firm of PricewaterhouseCoopers LLP. Mr. Naunton's professional qualifications include his certified public accountant qualification in Pennsylvania, membership in the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants. He holds a Bachelor of Science degree in Business Administration from Bucknell University (1986).

         Mary Lou Olin, age 50, has served as Vice President of the Managing Shareholder, RPM, Ridgewood Capital, the Trust, the Other Power Trusts, and Ridgewood LLCs since their respective inceptions. She has also served as Vice President of Ridgewood Energy since October 1984, when she joined the firm. Her primary areas of responsibility are investor relations, communications and administration. Prior to her employment at Ridgewood Energy, Ms. Olin was a Regional Administrator at McGraw-Hill Training Systems where she was employed for two years. Prior to that, she was employed by RCA Corporation. Ms. Olin has a Bachelor of Arts degree from Queens College.

(b) Management Agreement.

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

(c) Executive Officers of the Trust.

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

     (d) Corporate Trustee

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

     (e)  Section 16(a) Beneficial Ownership Reporting Compliance

         To the knowledge of the Trust, there were no violations of the reporting requirements of section 16(a) of the 1934 Act by officers and directors of the Trust in the last fiscal year.

      (f) RPM.

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

         In 2002 and 2001, as stated at Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters, as well as in prior years, the Trust made distributions to the Managing Shareholder (which is a member of the Board of the Trust) as stated at Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters. In addition, the Trust and its subsidiaries paid fees and reimbursements to the Managing Shareholder and its affiliates as follows:

                      2002       2001      2000        1999       1998

Managing
Shareholder         $117,058   $177,727  $   -0-      $55,607   $381,594
RPM Cost
Reimbursements     2,862,273  2,955,915  3,032,954  2,841,952  1,470,207

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

Item 14.  Control and Procedures

         Within the 90 days prior to the filing date of this Report, the Trust's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness and design of the Trust's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the disclosure controls and procedures were effective, with the exception of the matter noted below.

         During the 2002 annual financial reporting process, management has identified deficiencies in the Trust's ability to process and summarize financial information of certain individual projects and equity investees on a timely basis. Management is establishing a project plan to address this deficiency in 2003.

          There have been no significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the date that they completed their evaluation.

       The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Exchange Act as "controls and other procedures designed to ensure that information required to be disclosed by the issuer in the reports files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the [Securities and Exchange] Commission's rules and forms." The Trust's disclosure controls and procedures are designed to ensure that material information relating to the consolidated subsidiaries is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosures.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Financial Statements.

     See the Index to Financial Statements in Item 8 hereof.

(b) Reports on Form 8-K.

     No Forms 8-K were filed with the Commission by the Registrant during the quarter ending December 31, 2002.

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

       10T. Acquisition Agreement, dated September 20, 2002, by and between the Trust and EAC Operations, Inc.

     99.1. Certifications under Section 906 of the Sarbanes-Oxley Act.

The Registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to agreements filed as exhibits to the Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


RIDGEWOOD ELECTRIC POWER TRUST II (Registrant)

By:/s/ Robert E. Swanson    President                         April 16, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

By:/s/ Robert E. Swanson    President                          April 16, 2003
Robert E. Swanson

By:/s/ Christopher Naunton  Vice President and                April 16, 2003
Christopher Naunton        Chief Financial Officer

RIDGEWOOD POWER LLC  Managing Shareholder                     April 16, 2003
By:/s/ Robert E. Swanson    President
Robert E. Swanson

                   CERTIFICATION PURSUANT TO RULE 13A-14 UNDER
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Robert E. Swanson, Chief Executive Officer of Ridgewood Electric Power Trust II ("registrant"), certify that:

1. I have reviewed this annual report on Form 10-K of the registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and senior management:
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 16, 2003
/s/   Robert E. Swanson
Robert E. Swanson
Chief Executive Officer

                   CERTIFICATION PURSUANT TO RULE 13A-14 UNDER
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Christopher I. Naunton, Chief Financial Officer of Ridgewood Electric Power Trust II ("registrant"), certify that:

1. I have reviewed this annual report on Form 10-K of the registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and senior management:
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 16, 2003
/s/   Christopher I. Naunton
Christopher I. Naunton
Chief Financial Officer