Form 10-Q
period 2003-03-31
RIDGEWOOD ELECTRIC POWER TRUST II
filed 2003-08-27
CIK 895993

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.


                  For the quarterly period ended March 31, 2003

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

(302) 888-7444 Registrant's telephone number, including area code:

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









                        Ridgewood Electric Power Trust II

                        Consolidated Financial Statements

                                 March 31, 2003

Ridgewood Electric Power Trust II
Consolidated Balance Sheets (unaudited)
--------------------------------------------------------------------------------



                                                    March 31,      December 31,
                                                       2003           2002
                                                   -----------    -----------
Assets:
Cash and cash equivalents ......................   $ 1,188,761    $ 1,348,825
Restricted cash ................................       550,000        550,000
Trade receivables ..............................       255,990        255,082
Current portion of note receivable
 from sale of investment .......................       140,147        277,528
Due from affiliates ............................        17,917         14,512
Other current assets ...........................        35,361         47,151
                                                   -----------    -----------

       Total current assets ....................     2,188,176      2,493,098

Note receivable from transfer of investment
 in Limited Partnership interests under
 contractual agreements ........................     1,074,462      1,207,795

Plant and equipment ............................     3,441,432      3,441,432
Accumulated depreciation .......................    (1,700,707)    (1,643,080)
                                                   -----------    -----------
                                                     1,740,725      1,798,352
                                                   -----------    -----------

Electric power sales contract ..................     3,032,000      3,032,000
Accumulated amortization .......................    (1,000,560)      (970,240)
                                                   -----------    -----------
                                                     2,031,440      2,061,760
                                                   -----------    -----------

        Total assets ...........................   $ 7,034,803    $ 7,561,005
                                                   -----------    -----------

Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses ..........   $    90,564    $   286,007
Due to affiliates ..............................        49,994         47,883
                                                   -----------    -----------
         Total current liabilities .............       140,558        333,890

Commitments and contingencies

Shareholders' Equity:
Shareholders' equity (235.3775 investor shares
 issued and outstanding) .......................     7,026,546      7,356,088
Managing shareholder's accumulated deficit
(1 management share issued and outstanding) ....      (132,301)      (128,973)
                                                   -----------    -----------
      Total shareholders' equity ...............     6,894,245      7,227,115
                                                   -----------    -----------

      Total liabilities and shareholders' equity   $ 7,034,803    $ 7,561,005
                                                   -----------    -----------





    See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust II
Consolidated Statements of Operations(unaudited)
--------------------------------------------------------------------------------

                                                   Three Months Ended
                                                 ----------------------
                                                 March 31,    March 31,
                                                   2003          2002
                                                 ---------    ---------

Power generation revenue .....................   $ 668,814    $ 736,785

Cost of sales, including depreciation and
   amortization of $87,947 and $86,551 in 2003
   and 2002 ..................................     584,027      697,605
                                                 ---------    ---------

Gross profit .................................      84,787       39,180

General and administrative expenses ..........      39,358       31,959
Management fee paid to managing shareholder
                                                    27,102       29,264
                                                 ---------    ---------
     Total other operating expenses ..........      66,460       61,223
                                                 ---------    ---------

Income (loss) from operations ................      18,327      (22,043)
                                                 ---------    ---------

Other income (expense):
   Interest income ...........................       8,058       18,116
   Equity loss from B-3 Limited Partnership
                                                      --        (48,193)
    Other expense ............................      (2,622)     (16,702)
                                                 ---------    ---------

     Other income (expense), net .............       5,436      (46,779)
                                                 ---------    ---------

Net income (loss) ............................   $  23,763    $ (68,822)
                                                 ---------    ---------

















   See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust II
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------

                                             Managing
                            Shareholders   Shareholder       Total
                            -----------    ------------   -----------

Shareholders' equity,
 December 31, 2002 ......   $ 7,356,088    $  (128,973)   $ 7,227,115

Cash distributions ......      (353,067)        (3,566)      (356,633)

Net income for the period        23,525            238         23,763
                            -----------    -----------    -----------

Shareholders' equity,
 March 31, 2003 .........   $ 7,026,546    $  (132,301)   $ 6,894,245
                            -----------    -----------    -----------




























       See accompanying notes to the consolidated financial statements

Ridgewood Electric Power Trust II
Consolidated Statements of Cash Flows(unaudited)
--------------------------------------------------------------------------------


                                                         Three Months Ended
                                                       March 31,      March 31,
                                                         2003           2002
                                                     -----------    -----------

Cash flows from operating activities:
     Net income (loss) ...........................   $    23,763    $   (68,822)
                                                     -----------    -----------

     Adjustments to reconcile net income (loss)
      to net cash flows from operating activities:
     Depreciation and amortization ...............        87,947         86,551
     Equity loss from unconsolidated B-3
      Limited Partnership ........................          --           48,193
     Changes in assets and liabilities:
       Increase in trade receivables .............          (908)       (15,390)
       Decrease (increase) in other current assets        11,790           (755)
       Decrease in accounts payable and
        accrued expenses .........................      (195,443)       (81,127)
       Decrease in due to/from affiliates, net ...        (1,294)      (115,525)
                                                     -----------    -----------
         Total adjustments .......................       (97,908)       (78,053)
                                                     -----------    -----------

         Net cash used in operating activities ...       (74,145)      (146,875)
                                                     -----------    -----------


Cash flows from investing activities:
     Proceeds from note receivable ...............       137,381        126,853
     Cash received from transfer of investments ..       133,333           --
     Reimbursement of capital expenditures .......          --            3,305
                                                     -----------    -----------
         Net cash provided by investing activities       270,714        130,158
                                                     -----------    -----------


Cash flows from financing activities:
     Cash distributions to shareholders ..........      (356,633)          --
                                                     -----------    -----------
         Net cash used in financing activities ...      (356,633)          --
                                                     -----------    -----------


Net decrease in cash and cash equivalents ........      (160,064)       (16,717)
Cash and cash equivalents, beginning of year .....     1,348,825        175,403
                                                     -----------    -----------
Cash and cash equivalents, end of period .........   $ 1,188,761    $   158,686
                                                     -----------    -----------













      See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust II
Notes to the Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

1. General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in Ridgewood Electric Power Trust II's consolidated financial statements included in the 2002 Annual Report on Form 10-K, which should be read in conjunction with these consolidated financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.

2. Summary Results of Operations for Selected Investments

Summary results of operations for the B-3 Limited Partnership, which was accounted for under the equity method, are as follows:

                                      Three Months Ended March 31,
                                                 2002
                                             -----------
                Revenue                      $ 1,202,000
                Operating expenses             1,189,000
                Net income*                       13,000


*The partnership agreement required income (loss) earned by the partnership to be allocated and distributed to the partners as follows:
1.Gross income is allocated as distributions declared have been allocated to the partners.
2.The difference between distributions declared and net income before depreciation is allocated to the partners according to partnership interests
3. Depreciation expense is allocated to the partners proportionally according to their original capital contributions to the partnership.

3. New Accounting Standards and Disclosures

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

SFAS 143
In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the consolidated financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value, with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciated in accordance with normal depreciation policy and the liability will be increased for the time value of money, with a charge to the income statement, until the obligation is settled. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Trust adopted SFAS 143 effective January 1, 2003, with no material impact on the consolidated financial statements.

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

SFAS 145
In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction. SFAS No. 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Trust adopted SFAS 145 effective January 1, 2003, with no material impact on the consolidated financial statements.

SFAS 146
In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. The Trust adopted SFAS 146 effective January 1, 2003, with no material impact on the consolidated financial statements.

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

FIN 46
In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. The Trust adopted the disclosure provisions of FIN 46 effective July 1, 2003, with no material impact to the consolidated financial statements.

SFAS 150
In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. The Trust adopted SFAS 150 effective July 1, 2003, with no material impact on the consolidated financial statements.

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

Recovery of interest and principal under the promissory notes is dependent solely upon the operating results of the limited partnership investments sold. Consequently, in accordance with SEC Staff Accounting Bulletin Topic 5E, the Trust has not reflected the transaction as a sale. The cash proceeds received were recorded as a reduction of its investment in the limited partnership investments and interest and principal received under the promissory note will continue to be recorded as a reduction of investment balance until the carrying value has been reduced to zero. In the event the divested business incurs operating losses in future periods, a corresponding reduction in investment will be recorded as a valuation allowance.

5. Related Party Transactions

At March 31, 2003 and December 31, 2002, the Trust had outstanding payables and receivables, with the following affiliates:

                                        Due To                Due From
                                ----------------------  ---------------------
                                March 31,  December 31, March 31, December 31,
                                  2003         2002       2003       2002
                                 -------     --------   -------    --------

Ridgewood Power Management LLC   $  --       $  --      $49,280    $47,169
Other affiliates .............    17,917      14,512        714        714

From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest.

6. Financial Information by Business Segment

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

The financial data for business segments are as follows:


                                              Wholesale
                             --------------------------------------------
                                For the Three Months Ended March 31,
                             --------------------------------------------
                                    2003                    2002
                             --------------------    --------------------

Revenue                                $556,114                $545,054
Depreciation and
  amortization                           61,512                  61,516
Operating income (loss)                 121,959                  (5,356)
Total assets                          3,714,573               3,851,656
Capital expenditures                         --                  (3,305)






                                                 Retail
                             ---------------------------------------------
                                 For the Three Months Ended March 31,
                             ---------------------------------------------
                                    2003                  2002
                             --------------------    ---------------

Revenue                                $112,700           $191,731
Depreciation and
  amortization                           26,435             25,035
Operating income (loss)                 (40,370)            25,615
Total assets                            342,719            575,276
Capital expenditures                         --                 --


                                               Corporate
                             ---------------------------------------------
                                 For the Three Months Ended March 31,
                             ---------------------------------------------
                                    2003                  2002
                             --------------------    ---------------

Revenue                                $     --           $     --
Depreciation and
  amortization                               --                 --
Operating loss                          (63,262)           (42,302)
Total assets                          2,977,511          3,523,749
Capital expenditures                         --                 --


                                                 Total
                             ---------------------------------------------
                                 For the Three Months Ended March 31,
                             ---------------------------------------------
                                    2003                  2002
                             --------------------    ---------------

Revenue                                $668,814           $736,785
Depreciation and
  amortization                           87,947             86,551
Operating income (loss)                  18,327            (22,043)
Total assets                          7,034,803          7,950,681
Capital expenditures                         --             (3,305)

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

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to "Significant Accounting Policies" in Item 7 of the Trust's 2002 Form 10-K. There have been no substantive changes to those policies and estimates.

Results of Operations

Power generation revenue decreased $68,000, or 9.2%, to $669,000 in the first quarter of 2003 compared to $737,000 in the first quarter of 2002. The decrease is primarily due to the rainy weather experienced in Southern California, thus reducing the California Pumping project's operations.

Gross profit increased by $46,000 to $85,000 in the first quarter of 2003. The increase is a result of the Monterey project incurring lower maintenance expenses.

General and administrative expenses and the management fee for the first quarter were consistent with the prior year.

Interest income decreased from $18,000 in the first quarter of 2002 to $8,000 in the first quarter of 2003 due to the decrease in the note receivable principal balance and the lower interest rates paid on cash deposits.

Equity loss from the B-3 Limited Partnership was $48,000 in the first quarter of 2002. The Trust transferred its partnership interest in the third quarter of 2002.

Liquidity and Capital Resources

Cash used in operating activities for the three months ended March 31, 2003 was $74,000 as compared to $147,000 for the three months ended March 31, 2002. The increase in cash flow from operating activities is primarily due to the increase in net income, which is attributable to the Monterey project's improved operations.

Cash provided by investing activities for the first quarter of 2003 increased to $271,000 from $130,000 for the first quarter of 2002. The increase in cash flow is primarily due to the $133,000 of payments received from the sale of the B-3 and PILP Limited Partnerships.

Cash used in financing activities for the first three months of 2003 was $357,000 compared to zero for the first three months of 2002. The use of cash flow in financing activities is due to distributions made to shareholders.

On June 26, 2003, Ridgewood Renewable Power LLC, the Managing Shareholder of the Trust, entered into a $5,000,0000 Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement allows the Managing Shareholder to obtain loans and letters of credit for the benefit of the trusts and funds that it manages. The agreement expires on June 30, 2004. As part of the agreement, the Trust agreed to limitations on its ability to incur indebtedness and liens and make guarantees.

The Trust has historically financed its operations from cash generated from its subsidiaries' operations. Obligations of the Trust are generally limited to payment of the management fee to the Managing Shareholder and payment of certain accounting and legal services to third parties. The Trust expects that its cash flows from operations and cash on hand will be sufficient to fund its obligations and any distributions declared for the next twelve months.

Item 4. Controls and Procedures

Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-Q, the Trust's Chief Executive Officer and Chief Financial Officer have concluded that the Trust's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. Management has identified deficiencies in the Trust's ability to process and summarize financial information of certain individual projects and equity investees on a timely basis. Management is establishing a project plan to address this deficiency.

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


                        RIDGEWOOD ELECTRIC POWER TRUST II
                                   Registrant

August 27, 2003                 By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)

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

Date: August 27, 2003

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

Date: August 27, 2003

/s/ Christopher I. Naunton
--------------------------
Christopher I. Naunton
Chief Financial Officer