Form 10-Q
period 2003-06-30
RIDGEWOOD ELECTRIC POWER TRUST II
filed 2003-09-10
CIK 895993

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.


                  For the quarterly period ended June 30, 2003

                         Commission file Number 0-21304

                        RIDGEWOOD ELECTRIC POWER TRUST II
            (Exact name of registrant as specified in its charter.)


                  Delaware                           22-3206429
           (State or other jurisdiction of       (I.R.S. Employer
            incorporation or organization)        Identification No.)

   1314 King Street, Wilmington, Delaware                  19801
   --------------------------------------------------------------------
   (Address of principal executive offices)              (Zip Code)

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









                        Ridgewood Electric Power Trust II

                        Consolidated Financial Statements

                                  June 30, 2003

Ridgewood Electric Power Trust II
Consolidated Balance Sheets (unaudited)
--------------------------------------------------------------------------------


                                                       June 30,     December 31,
                                                         2003           2002
                                                     -----------    -----------
Assets:
Cash and cash equivalents ........................   $ 1,586,389    $ 1,348,825
Restricted cash ..................................          --          550,000
Trade receivables ................................       291,957        255,082
Current portion of note receivable ...............        47,027        277,528
Due from affiliates ..............................        17,273         14,512
Other current assets .............................        24,108         47,151
                                                     -----------    -----------

       Total current assets ......................     1,966,754      2,493,098

Note receivable from transfer of
 investment in Limited Partnership
 interests under contractual agreements ..........     1,007,795      1,207,795

Plant and equipment ..............................     3,441,432      3,441,432
Accumulated depreciation .........................    (1,758,337)    (1,643,080)
                                                     -----------    -----------
                                                       1,683,095      1,798,352
                                                     -----------    -----------

Electric power sales contract ....................     3,032,000      3,032,000
Accumulated amortization .........................    (1,030,880)      (970,240)
                                                     -----------    -----------
                                                       2,001,120      2,061,760
                                                     -----------    -----------

        Total assets .............................   $ 6,658,764    $ 7,561,005
                                                     -----------    -----------

Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses ............   $   131,186    $   286,007
Due to affiliates ................................        59,676         47,883
                                                     -----------    -----------
       Total current liabilities .................       190,862        333,890

Commitments and contingencies

Shareholders' Equity:
Shareholders' equity (235.3775 investor
 shares issued and outstanding) ..................     6,604,467      7,356,088
Managing shareholder's accumulated deficit
 (1 management share issued and outstanding) .....      (136,565)      (128,973)
                                                     -----------    -----------
       Total shareholders' equity ................     6,467,902      7,227,115
                                                     -----------    -----------

       Total liabilities and shareholders' equity    $ 6,658,764    $ 7,561,005
                                                     -----------    -----------






   See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust II
Consolidated Statements of Operations (unaudited)
--------------------------------------------------------------------------------

                          Six Months Ended              Three Months Ended
                      --------------------------    --------------------------
                       June 30,       June 30,       June 30,       June 30,
                         2003           2002           2003           2002
                      -----------    -----------    -----------    -----------

Power generation
 revenue ..........   $ 1,275,380    $ 1,508,094    $   606,566    $   771,309
Cost of sales .....     1,202,452      1,416,567        618,425        718,962
                      -----------    -----------    -----------    -----------

Gross profit(loss)         72,928         91,527        (11,859)        52,347

General and
 administrative
 expenses .........        73,521         71,727         34,163         39,768
Management fee
 paid to managing
 shareholder ......        54,204         58,528         27,102         29,264
                      -----------    -----------    -----------    -----------
 Total other
  operating
  expenses ........       127,725        130,255         61,265         69,032
                      -----------    -----------    -----------    -----------

Loss from
 operations .......       (54,797)       (38,728)       (73,124)       (16,685)
                      -----------    -----------    -----------    -----------

Other income
 (expense):
  Interest income .        12,239         39,245          4,181         21,129
  Other income
   (expense) ......        (3,388)       157,673           (766)       174,375
  Equity income
   from B-3 Limited
   Partnership ....          --           53,934           --          102,127
                      -----------    -----------    -----------    -----------
    Other income
     (expense),net          8,851        250,852          3,415        297,631
                      -----------    -----------    -----------    -----------


Net income (loss) .   $   (45,946)   $   212,124    $   (69,709)   $   280,946
                      -----------    -----------    -----------    -----------


















     See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust II
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------

                                        Managing
                        Shareholders   Shareholder       Total
                        -----------    -----------    -----------

Shareholders' equity,
 December 31, 2002 ..   $ 7,356,088    $  (128,973)   $ 7,227,115

Net income for period       (45,487)          (459)       (45,946)

Cash distributions ..      (706,134)        (7,133)      (713,267)
                        -----------    -----------    -----------

Shareholders' equity,
June 30, 2003 .......   $ 6,604,467    $  (136,565)   $ 6,467,902
                        -----------    -----------    -----------

























     See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust II
Consolidated Statements of Cash Flows(unaudited)
--------------------------------------------------------------------------------


                                                    Six Months Ended
                                                 June 30,       June 30,
                                                   2003           2002
                                               -----------    -----------

Cash flows from operating activities:
     Net income (loss) .....................   $   (45,946)   $   212,124
                                               -----------    -----------

     Adjustments to reconcile net
      income(loss) to net cash flows
      from operating activities:
     Depreciation and amortization .........       175,897        173,099
     Equity in earnings from
      unconsolidated B-3 Limited
      Partnership .......................             --          (53,934)
     Changes in assets and liabilities:
       Decrease in restricted cash .........       550,000           --
       Increase in trade receivables .......       (36,875)      (160,881)
       Decrease in other current assets ....        23,043         14,387
       Decrease in accounts payable
        and accrued expenses ...............      (154,821)      (115,043)
       Increase (decrease) in due to/from
        affiliates, net ....................         9,032       (118,210)
                                               -----------    -----------
         Total adjustments .................       566,276        (10,914)
                                               -----------    -----------

         Net cash provided by (used in)
          operating activities .............       520,330        (48,458)
                                               -----------    -----------

Cash flows from investing activities:
     Proceeds from note receivable .........       230,501        249,668
     Proceeds from note receivable
      from transfer of investment
      in Limited Partnership interests .....       200,000           --
     Cash distribution from B-3
      Limited Partnership ..................          --          200,000
     Capital expenditures ..................          --          (24,695)
                                               -----------    -----------
         Net cash provided by
           investing activities ............       430,501        424,973
                                               -----------    -----------

Cash flows from financing activities:
     Cash distribution to shareholders .....      (713,267)      (232,303)
                                               -----------    -----------

         Net cash used in financing
           activities ......................      (713,267)      (232,303)
                                               -----------    -----------


Net increase in cash and cash equivalents ..       237,564        144,212
Cash and cash equivalents, beginning of year     1,348,825        175,403
                                               -----------    -----------

Cash and cash equivalents, end of period ...   $ 1,586,389    $   319,615
                                               -----------    -----------









    See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust II
Notes to the Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

1. General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in Ridgewood Electric Power Trust II's (the "Trust") consolidated financial statements included in the 2002 Annual Report on Form 10-K, which should be read in conjunction with these consolidated financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.

The consolidated financial statements include the accounts of the Trust and the limited partnerships owning the Monterey and California Pumping Projects. The Trust used the equity method of accounting for its investment in the B-3 Limited Partnership, in which the Trust owned a 50.01% non-controlling interest through September 20, 2002.

2. Summary Results of Operations for Selected Investments

Summary results of operations for the B-3 Limited Partnership, which was accounted for under the equity method prior to the legal transfer of ownership in September 2002, are as follows:

                     Six Months Ended June 30,      Three Months Ended June 30,
                              2002                             2002
                     -------------------------      ---------------------------
Revenue                   $ 2,795,000                      $ 1,593,000
Operating expenses          2,670,000                        1,481,000
Net income*                   125,000                          112,000


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

FIN 46
In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. The Trust adopted the disclosure provisions of FIN 46 effective December 31, 2002, with no material impact to the consolidated financial statements. The Trust implemented the full provisions of FIN 46 effective July 1, 2003.

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


5. Related Party Transactions

At June 30, 2003 and December 31, 2002, the Trust had outstanding payables and receivables, with the following affiliates:

                                    Due To                     Due From
                          ---------------------------   ------------------------
                            June 30,      December 31,   June 30,   December 31,
                             2003            2002          2003         2002
                          ----------     ------------   ---------   ------------

Ridgewood Power
 Management LLC            $  ---          $  ---       $ 58,962      $ 47,169
Other affiliates           17,273          14,512            714           714

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

The financial data for business segments are as follows:


                                  Wholesale Power Sales
                          Six Months Ended         Three Months Ended
                       -----------------------   -----------------------
                        June 30,     June 30,     June 30,     June 30,
                          2003         2002         2003         2002
                       ----------   ----------   ----------   ----------
Revenue ............   $1,030,633   $1,020,669   $  474,519   $  475,615
Depreciation and
 amortization ......      123,376      123,024       61,864       61,508
Operating income ...      130,561           86        8,602        5,442
Capital expenditures         --           --           --           --




                                       Retail Power Sales
                            Six Months Ended          Three Months Ended
                          ----------------------    ---------------------
                           June 30,     June 30,    June 30,     June 30,
                             2003         2002        2003         2002
                          ---------    ---------   ---------    ---------

Revenue ...............   $ 244,747    $ 487,425   $ 132,047    $ 295,694
Depreciation and
 amortization .........      52,521       50,075      26,086       25,040
Operating income (loss)     (60,689)      62,331     (20,319)      36,716
Capital expenditures ..        --         24,695        --         24,695






                                          Corporate
                          Six Months Ended         Three Months Ended
                        ----------------------   -----------------------
                        June 30,     June 30,     June 30,     June 30,
                          2003         2002         2003         2002
                        ---------   ----------   ----------    ---------
Revenue ............         $--    $    --      $    --            $--
Depreciation and
  amortization .....          --         --           --             --
Operating loss .....    (124,669)    (101,145)     (61,407)     (58,843)
Capital expenditures        --           --           --           --



                                              Total
                            Six Months Ended             Three Months Ended
                       --------------------------    --------------------------
                         June 30,       June 30,       June 30,       June 30,
                          2003            2002           2003           2002
                       -----------    -----------    -----------    -----------
Revenue ............   $ 1,275,380    $ 1,508,094    $   606,566    $   771,309
Depreciation and
 amortization ......       175,897        173,099         87,950         86,548
Operating loss .....       (54,797)       (38,728)       (73,124)       (16,685)
Capital expenditures          --           24,695           --           24,695

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Dollar amounts in this discussion are rounded to the nearest $1,000.

Introduction

The consolidated financial statements include the accounts of the Trust and the limited partnerships owning the Monterey and California Pumping Projects. The Trust used the equity method of accounting for its investment in the B-3 Limited Partnership, in which the Trust owned a 50.01% non-controlling interest through September 20, 2002.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to "Significant Accounting Policies" in Item 7 of the Trust's 2002 Form 10-K. There have been no substantive changes to those policies and estimates.

Results of Operations

Three Months Ended June 30,2003, Compared to the Three Months Ended June 30,2002

Power generation revenue decreased $164,000, or 21.3%, to $607,000 in the second quarter of 2003 compared to $771,000 for the same period of 2002. The decrease is primarily due to the rainy weather experienced in Southern California, thus reducing the California Pumping project's operations.

Gross profit decreased $64,000 to a loss of $12,000 in the second quarter of 2002. The decrease is a result of the decrease in revenues from the California Pumping projects.

General and administrative expenses and the management fee for the second quarter were consistent with the prior year.

Interest income decreased from $21,000 in the second quarter of 2002 to $4,000 in the second quarter of 2003 due to the decrease in the note receivable principal balance and the lower interest rates paid on cash deposits.

Other income (expense) decreased by $175,000 in the second quarter of 2003 primarily due to the $190,000 of cash received in 2002 from the 1999 settlement of the Waukesha-Pierce litigation.

Equity income from the B-3 Limited Partnership was $102,000 in the second quarter of 2002. The Trust transferred its partnership interest in the third quarter of 2002.

Six Months Ended June 30, 2003, Compared to the Six Months Ended June 30, 2002

Power generation revenue decreased $233,000 to $1,275,000 for the first six months of 2003 compared to $1,508,000 for the same period of 2002. The decrease is primarily due to the rainy weather experienced in Southern California, thus reducing the California Pumping project's operations.

Gross profit decreased from $92,000 for the six months ended June 2002, to $72,000 for the six months ended June 2002. The decrease is a result of the decrease in revenues from the California Pumping projects partially offset by the Monterey project incurring lower maintenance expenses as compared to the prior year.

General and administrative expenses and the management fee for the first six months of 2003 were consistent with the prior year.

Interest income decreased from $39,000 for the first half of 2002 to $12,000 for the first half of 2003 due to the lower principle balance remaining on the outstanding note receivable and the lower interest rates paid on cash deposits.

Other income (expense) decreased by $161,000 in the first half of 2003 primarily due to the $190,000 of cash received in 2002 from the 1999 settlement of the Waukesha-Pierce litigation.

Equity income from the B-3 Limited Partnership was $54,000 for the first half of 2002. The Trust transferred its partnership interest in the third quarter of 2002.


Liquidity and Capital Resources

Cash provided by operating activities was $520,000 for the six months ended June 30, 2003, compared to cash used of $48,000 in the prior year. The increase in cash flow is due to the maturity of restricted cash. The Trust had $550,000 invested in certificates of deposit to support a stand-by letter of credit issued to a vendor in connection with the purchase of natural gas, which is no longer required.

Cash used in investing activities was consistent with the prior year.

Cash used in financing activities for the first six months of 2003 was $713,000 compared to $232,000 for the first six months of 2002. The increase in cash used from financing activities is due to the larger distributions made to shareholders in 2003, $713,000, compared to 2002, $232,000.

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


                      RIDGEWOOD ELECTRIC POWER TRUST II
                                 Registrant

September 10, 2003                  By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

    a) designed such disclosure controls and procedures, or caused such disclosure control and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

    c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the period covered by the report that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting; and


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and senior management:

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

Date: September 10, 2003

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

    a) designed such disclosure controls and procedures, or caused such disclosure control and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

    c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the period covered by the report that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting; and


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and senior management:

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

Date: September 10, 2003

/s/   Christopher I. Naunton
----------------------------
Christopher I. Naunton
Chief Financial Officer