Form 10-Q
period 2003-09-30
RIDGEWOOD ELECTRIC POWER TRUST II
filed 2004-01-16
CIK 895993

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.


                For the quarterly period ended September 30, 2003

                         Commission file Number 0-21304

                       RIDGEWOOD ELECTRIC POWER TRUST II
            (Exact name of registrant as specified in its charter.)

                      Delaware                          22-3206429
              (State or other jurisdiction of       (I.R.S. Employer
               incorporation or organization)        Identification No.)

   1314 King Street, Wilmington, Delaware            19801
   ---------------------------------------------------------------------
   (Address of principal executive offices)       (Zip Code)

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









                        Ridgewood Electric Power Trust II

                        Consolidated Financial Statements

                               September 30, 2003

Ridgewood Electric Power Trust II
Consolidated Balance Sheets (unaudited)
--------------------------------------------------------------------------------


                                                    September 30,   December 31,
                                                         2003           2002
                                                     -----------    -----------
Assets:
Cash and cash equivalents ........................   $ 1,315,609    $ 1,348,825
Restricted cash ..................................          --          550,000
Trade receivables ................................       321,755        255,082
Current portion of note receivable ...............          --          277,528
Due from affiliates ..............................        16,015         14,512
Unrealized gain on gas purchase contract .........       154,162           --
Other current assets .............................        63,718         47,151
                                                     -----------    -----------
       Total current assets ......................     1,871,259      2,493,098

Note receivable from transfer of
 investment in Limited Partnership
   interests under contractual agreements ........       879,462      1,207,795

Plant and equipment ..............................     3,441,432      3,441,432
Accumulated depreciation .........................    (1,813,876)    (1,643,080)
                                                     -----------    -----------
                                                       1,627,556      1,798,352
                                                     -----------    -----------

Electric power sales contract ....................     3,032,000      3,032,000
Accumulated amortization .........................    (1,061,200)      (970,240)
                                                     -----------    -----------
                                                       1,970,800      2,061,760
                                                     -----------    -----------

Unrealized gain on gas purchase contract,
 net of current portion ..........................        99,645           --
                                                     -----------    -----------

        Total assets .............................   $ 6,448,722    $ 7,561,005
                                                     -----------    -----------

Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses ............   $   118,806    $   286,007
Due to affiliates ................................        58,252         47,883
                                                     -----------    -----------
        Total current liabilities ................       177,058        333,890

Commitments and contingencies

Shareholders' Equity:
Shareholders' equity (235.3775
 investor shares issued and
   outstanding) ..................................     6,410,192      7,356,088
Managing shareholder's accumulated deficit
 (1 management share issued and outstanding) .....      (138,528)      (128,973)
                                                     -----------     -----------
        Total shareholders' equity ...............     6,271,664      7,227,115
                                                     -----------    -----------

        Total liabilities and shareholders' equity   $ 6,448,722    $ 7,561,005
                                                     -----------    -----------




        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust II
Consolidated Statements of Operations(unaudited)
------------------------------------------------------------------------------

                          Nine Months Ended             Three Months Ended
                      --------------------------    --------------------------
                      September 30,  September 30,  September 30,  September 30,
                          2003           2002            2003          2002
                      -----------   ------------    -------------- -----------

Power generation
 revenue ..........   $ 2,034,773    $ 2,408,222    $   759,393    $   900,128
Cost of sales .....     2,006,328      2,199,023        803,876        782,456
                      -----------    -----------    -----------    -----------

Gross profit (loss)        28,445        209,199        (44,483)       117,672

General and
 administrative
 expenses .........       103,004        133,289         29,483         61,532
Management fee
 paid to managing
 shareholder ......        81,305         87,783         27,101         29,255
                      -----------    -----------    -----------    -----------
  Total other
   operating
   expenses .......       184,309        221,072         56,584         90,787
                      -----------    -----------    -----------    -----------

Income (loss) from
 operations .......      (155,864)       (11,873)      (101,067)        26,885
                      -----------    -----------    -----------    -----------

Other income
 (expense):
   Interest income         20,192         53,601          7,953         14,356
   Other income
    (expense) .....        (3,687)       144,129           (299)       (13,544)
   Unrealized gain
    on gas purchase
    contract, net .       253,807           --          253,807           --
   Equity income
    (loss)from B-3
    Limited
    Partnership ...          --            2,900           --          (51,034)
                      -----------    -----------    -----------    -----------
    Other income
     (expense), net       270,312        200,630        261,461        (50,222)
                      -----------    -----------    -----------    -----------


Net income (loss) .   $   114,448    $   188,757    $   160,394    $   (23,337)
                      -----------    -----------    -----------    -----------









        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust II
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------

                                         Managing
                       Shareholders     Shareholder       Total
                       --------------  -------------  ------------

Shareholders' equity,
 December 31, 2002 ..   $ 7,356,088    $  (128,973)   $ 7,227,115

Net income for period       113,304          1,144        114,448

Cash distributions ..    (1,059,200)       (10,699)    (1,069,899)
                        ------------  -------------   -------------

Shareholders' equity,
 September 30, 2003 .   $ 6,410,192    $  (138,528)   $ 6,271,664
                        ------------  --------------  -------------









         See accompanying notes to the consolidated financial statements

Ridgewood Electric Power Trust II
Consolidated Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------


                                                  Nine Months Ended
                                             September 30,   September 30,
                                                 2003            2002
                                             ------------    -----------

Cash flows from operating activities:
     Net income (loss) ....................   $   114,448    $   188,757
                                              -----------    -----------

     Non-cash adjustments to reconcile
      net income to net cash flows from
      operating activities:
     Depreciation and amortization ........       261,756        260,715
     Equity in earnings from unconsolidated
      B-3 Limited Partnership .............          --           (2,900)
     Unrealized gain on gas purchase
      contract ............................      (253,807)          --
     Changes in assets and liabilities:
       Decrease in restricted cash ........       550,000           --
       Increase in trade receivables ......       (66,673)       (90,561)
       Increase in other current assets ...       (16,567)       (31,386)
       (Decrease) increase in accounts
        payable and accrued expenses ......      (167,201)       138,659
       Increase (decrease) in due to/from
        affiliates, net ...................         8,866       (122,763)
                                              -----------    -----------
         Total adjustments ................       316,374        151,764
                                              -----------    -----------
         Net cash provided by
          operating activities ............       430,822        340,521
                                              -----------    -----------

Cash flows from investing activities:
     Proceeds from note receivable ........       277,528        381,679
     Proceeds from note receivable
      from transfer of investment
      in Limited Partnership interests ....       328,333      1,178,876
     Cash distribution from B-3
      Limited Partnership .................          --          200,000
     Capital expenditures .................          --          (24,695)
                                              -----------    -----------
       Net cash provided by investing
        activities ........................       605,861      1,735,860
                                              -----------    -----------

Cash flows from financing activities:
     Cash distribution to shareholders ....    (1,069,899)      (464,518)
                                              -----------    -----------
       Net cash used in financing
        activities ........................    (1,069,899)      (464,518)
                                              -----------    -----------
Net (decrease) increase in cash and
 cash equivalents .........................       (33,216)     1,611,863
Cash and cash equivalents, beginning
 of year ..................................     1,348,825        175,403
                                              -----------    -----------
Cash and cash equivalents, end of period ..   $ 1,315,609    $ 1,787,266
                                              -----------    -----------






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

2. Summary Results of Operations for Selected Investments

Summary results of operations for the B-3 Limited Partnership, which was accounted for under the equity method prior to the legal transfer of ownership in September 2002, are as follows:

                      Nine Months Ended          Three Months Ended
                         September 30,              September 30,
                              2002                        2002
                          ----------                 -------------
Revenue ..........        $4,478,000                 $1,683,000
Operating expenses         4,343,000                  1,673,000
Net income* ......           135,000                     10,000


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

FIN 46
In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period ending after March 15, 2004, for variable interest entities created prior to February 1, 2003. The Trust adopted the disclosure provisions of FIN 46 effective December 31, 2002, with no material impact to the consolidated financial statements. The Trust will implement the full provisions of FIN 46 effective December 15, 2003.

SFAS 149
In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Trust adopted SFAS 149 effective July 1, 2003, resulting in the Trust recording an unrealized gain of $253,807 on its gas purchase agreement.

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

Recovery of interest and principal under the promissory notes is dependent solely upon the operating results of the limited partnership investments sold. Consequently, in accordance with SEC Staff Accounting Bulletin Topic 5E, the Trust has not reflected the transaction as a sale. The cash proceeds received were recorded as a reduction of its investment in the limited partnership investments and interest and principal received under the promissory note will continue to be recorded as a reduction of investment balance until the carrying value has been reduced to zero,. In the event the divested business incurs operating losses in future periods, a corresponding reduction in investment will be recorded as a valuation allowance. Unless circumstances change sufficiently that it has become appropriate to recognize the transaction as a divestiture, the Trust will continue to account for the transaction in accordance with SEC Staff Accounting Bulletin Topic 5E .

5. Derivative Instruments

In accordance with SFAS 149, Accounting for Derivative Instruments and Hedging Activities, the Trust recorded a net unrealized gain of $253,807 in the third quarter of 2003. As a result of current natural gas market prices exceeding the fixed price as stated in the Trust's gas purchase agreement, the Trust recorded an unrealized gain of $289,354. Conversely, the Trust recorded an unrealized loss of $35,545 as a result of the current market price for natural gas exceeding the sales price as stated in the Trust's gas sale agreements.

6. Related Party Transactions

At September 30, 2003 and December 31, 2002, the Trust had outstanding payables and receivables, with the following affiliates:

                                  Due From                      Due To
                         ---------------------------  --------------------------
                         September 30,  December 31,  September 30, December 31,
                               2003         2002           2003         2002
                         ---------------------------  --------------------------
  Ridgewood Power
   Management LLC            $   ---       $   ---        $ 57,538    $ 47,169
  Other affiliates            16,015        14,512             714         714

From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest.

7. Financial Information by Business Segment

The Trust's business segments were determined based on similarities in economic characteristics and customer base. The Trust's principal business segments consist of wholesale and retail.

Common services shared by the business segments are allocated on the basis of identifiable direct costs, time records or in proportion to amount invested in projects managed by Ridgewood Management.


The financial data for business segments are as follows:


                                         Wholesale Power Sales
                             Nine Months Ended           Three Months Ended
                        ---------------------------  ---------------------------
                        September 30, September 30,  September 30, September 30,
                             2003           2002          2003          2002
                        ------------- -------------  ------------- -------------

Revenue ...............   $1,556,518   $1,600,990     $ 525,885     $ 580,321
Depreciation and
 amortization .........      183,348      184,206        59,972        61,182
Operating income (loss)       71,500       24,923       (59,061)       24,837
Capital expenditures ..         ---          ---           ---           ---



                                          Retail Power Sales
                             Nine Months Ended            Three Months Ended
                          -------------------------    -------------------------
                        September 30, September 30,  September 30, September 30,
                             2003          2002           2003          2002
                        ------------- -------------  ------------- -------------

Revenue ...............   $ 478,255      $ 807,232     $ 233,508     $ 319,807
Depreciation and
 amortization .........      78,408        76,509         25,887        26,434
Operating income (loss)     (48,168)      114,868         12,521        52,537
Capital expenditures ..         ---        24,695           ---           ---



                                                Corporate
                              Nine Months Ended           Three Months Ended
                        ---------------------------  ---------------------------
                        September 30, September 30,  September 30, September 30,
                              2003          2002           2003          2002
                        ------------- -------------  ------------- -------------

Revenue ............       $   ---      $    ---      $    ---      $   ---
Depreciation and
 amortization ......           ---           ---           ---          ---
Operating loss .....        (179,196)    (151,664)     (54,527)     (50,519)
Capital expenditures           ---           ---           ---          ---



                                                  Total
                             Nine Months Ended              Three Months Ended
                        ----------------------------  --------------------------
                        September 30,  September 30, September 30, September 30,
                             2003           2002          2003          2002
                        -------------  ------------- ------------- ------------

Revenue ............... $ 2,034,773    $ 2,408,222    $  759,393    $  900,128
Depreciation and
 amortization .........     261,756        260,715        85,859        87,616
Operating income (loss)    (155,864)       (11,873)     (101,067)       26,855
Capital expenditures ..        ---          24,695           ---          ---

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

Results of Operations

Three Months Ended September 30, 2003, Compared to the Three Months Ended September 30, 2002

Power generation revenue decreased $141,000, or 15.6%, to $759,000 in the third quarter of 2003 compared to $900,000 for the same period of 2002. The decrease is primarily due to the higher precipitation experienced in Southern California, thus reducing the California Pumping project's operations, in addition to the reduced rates charged to customers as a result of the change in current market conditions.

Gross profit decreased $162,000 to a loss of $44,000 in the third quarter of 2003. The decrease is primarily the result of the decrease in revenues from the California Pumping projects.

General and administrative expenses decreased $32,000 to $30,000 in the third quarter of 2003. The decrease is attributed to the professional fees incurred in the sale of B-3 and PILP in the third quarter of 2002.

The management fee for the third quarter was consistent with the prior year.

Interest income decreased from $14,000 in the third quarter of 2002 to $8,000 in the third quarter of 2003 due to the decrease in the note receivable principal balance and the lower interest rates paid on cash deposits.

The Trust recorded an unrealized gain of $253,807 in the third quarter of 2003 as a result of implementing SFAS 149.

Equity loss from the B-3 Limited Partnership was $51,000 in the third quarter of 2002. The Trust transferred its partnership interest in the third quarter of 2002.

Nine Months Ended September 30, 2003, Compared to the Nine Months Ended September 30, 2002

Power generation revenue decreased $373,000 to $2,035,000 for the first nine months of 2003 compared to $2,408,000 for the same period of 2002. The decrease is primarily due to the higher precipitation experienced in Southern California, thus reducing the California Pumping project's operations, in addition to the reduced rates charged to customers as a result in the change in current market conditions.

Gross profit decreased from $209,000 for the nine months ended September 2002, to $28,000 for the nine months ended September 2003. The decrease is a result of the decrease in revenues from the California Pumping projects partially offset by the Monterey project incurring lower maintenance expenses as compared to the prior year.

General and administrative expenses decreased $30,000 to $103,000 for the first nine months of 2003. The decrease is attributed to the professional fees incurred in the sale of B-3 and PILP in the third quarter of 2002.

The management fee for the first nine months of 2003 was consistent with the prior year.

Interest income decreased from $54,000 for the first nine months of 2002 to $20,000 for the first nine months of 2003 due to the lower principle balance remaining on the outstanding note receivable and the lower interest rates paid on cash deposits.

Other income (expense) decreased by $148,000 in the first nine months of 2003 primarily due to the $190,000 of cash received in 2002 from the 1999 settlement of the Waukesha-Pierce litigation.

The Trust recorded an unrealized gain of $253,807 for the first nine months of 2003 as a result of implementing SFAS 149 effective July 1, 2003.

Equity income from the B-3 Limited Partnership was $3,000 for the first nine months of 2002. The Trust transferred its partnership interest in the third quarter of 2002.

Liquidity and Capital Resources

Cash provided by operating activities was $431,000 for the nine months ended September 30, 2003, compared to $341,000 in the prior year. The increase in cash flow is due to the maturity of restricted cash, partially offset by the decrease in net income. The Trust had $550,000 invested in certificates of deposit to support a stand-by letter of credit issued to a vendor in connection with the purchase of natural gas, which is no longer required.

Cash provided by investing activities was $606,000 for the first nine months of 2003 compared to $1,736,000 for the first nine months of 2002. The decrease is due to the $1,179,000 received at the closing of the sale of the B-3 and PILP projects in the third quarter of 2002.

Cash used in financing activities for the first nine months of 2003 was $1,070,000 compared to $465,000 for the first nine months of 2002. The increase in cash used from financing activities is due to the larger distributions made to shareholders in 2003.

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

                       RIDGEWOOD ELECTRIC POWER TRUST II
                                   Registrant

January 16, 2004                By /s/ Christopher I. Naunton
Date                            Christopher I. Naunton
                                Vice President and
                                Chief Financial Officer
                                (signing on behalf of the
                                Registrant and as
                                principal financial
                                officer)

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

Date: January 16, 2004

/s/   Robert E. Swanson
----------------------------------
Robert E. Swanson
Chief Executive Officer

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

Date: January 16, 2004

/s/   Christopher I. Naunton
--------------------------------------
Christopher I. Naunton
Chief Financial Officer