Form 10-K
period 2003-12-31
RIDGEWOOD ELECTRIC POWER TRUST II
filed 2004-04-14
CIK 895993

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003

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

     There is no market for the Shares. The aggregate capital contributions made for the Registrant's voting Shares held by non-affiliates of the Registrant at March 30, 2003 was $23,537,750.

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

         (a) General Development of Business.

     The Trust was organized as a Delaware business trust on November 20, 1992 to participate in the development, construction and operation of independent power generating facilities ("Independent Power Projects" or "Projects"). Christiana Bank & Trust Company, a ("Christiana"), a Delaware trust company, is the Corporate Trustee of the Trust.

     The Trust sold shares of beneficial interest in the Trust ("Investor Shares") in a private placement offering (the "Offering") which ended on January 31, 1994, at which time it had raised approximately $23.5 million. Net of offering fees, commissions and expenses, the Offering provided approximately $19.4 million of net funds available for investments in the development and acquisition of Projects. The Trust has 525 record holders of Investor Shares (the "Investors"). As described below in Item 1(c)(2), the Trust (and its subsidiaries) own interests in four Projects.

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

     The Trust is organized similarly to a limited partnership. Ridgewood Renewable Power LLC (the "Managing Shareholder"), a Delaware limited liability company, is the Managing Shareholder of the Trust. In general, the Managing Shareholder has the powers of a general partner of a limited partnership. It has complete control of the day-to-day operation of the Trust. The Managing Shareholder is not regularly elected by the owners of the Investor Shares (the "Investors"). As a result, the Trust does not have a "board of directors" that oversees the day-to-day activities of the Trust and, accordingly, the Trust does not have an audit committee or a nominating committee and therefore, the Trust's Chief Executive Officer and Chief Financial Officer effectively perform the functions that an audit committee would otherwise perform.

     Christiana Bank & Trust Company, a ("Christiana"), a Delaware trust company, is the Corporate Trustee of the Trust. The Corporate Trustee acts on the instructions of the Managing Shareholder and is not authorized to take independent discretionary action on behalf of the Trust.

     In addition, the Trust is affiliated with the following trusts organized by the Managing Shareholder (the "Other Power Trusts"):

o Ridgewood Electric Power Trust I ("Power I");
o Ridgewood Electric Power TrustIII ("Power III");
o Ridgewood Electric Power Trust IV ("Power IV");
o Ridgewood Electric Power Trust V ("Power V");
o The Ridgewood Power Growth Fund (the"Growth Fund");
o Ridgewood/Egypt Fund ("Egypt Fund"); and
o Ridgewood Power B Fund/Providence Expansion (the "B Fund").

     In addition, the Trust is affiliated with certain Delaware limited liability companies formed by the Managing Shareholder ("Ridgewood LLCs") and for which the Managing Shareholder acts as Manager. These LLCs are:

o Ridgewood Renewable PowerBank LLC;
o Ridgewood Renewable Powerbank II, LLC; and
o Ridgewood Renewable PowerBank III, LLC.

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

         (2)   Projects.

         (i) Berkshire Project and B-3 Project.

     On January 4, 1994, the Trust made an approximately $2.3 million equity investment in Pittsfield Investors Limited Partnership ("PILP"), which was formed to acquire the Berkshire Project, including the assets and business of the Pittsfield Resource Recovery Facility. The Berkshire Project is a waste to energy plant located in Pittsfield, Massachusetts. The Berkshire Project, which has been operating since 1981, burns municipal solid waste supplied by the City of Pittsfield ("Pittsfield"), surrounding communities and other providers. The Trust's partners in the Berkshire Project were subsidiaries of Energy Answers Corporation ("EAC"). EAC made an equity investment of approximately $1.3 million in the Berkshire Partnership and also serves as manager and operator of the facility. In addition, on August 31, 1994, the Trust entered into the B-3 Limited Partnership, with affiliates of EAC, the same firm with which the Trust participated in the Berkshire Project. The Trust made an investment of approximately $4 million into the B-3 Limited Partnership to construct a municipal waste transfer station located in Columbia County, New York ("B-3 Project"). The B-3 Project is a waste transfer station where municipal waste collected from nearby towns by smaller, short haul trucks can be transferred to larger, long haul trucks for more efficient transportation of the waste to distant landfills.

     The Trust was entitled to an annual preferred distribution of available cash flow, representing revenue from the Berkshire Project, (after funding debt service, debt service reserves and operating and maintenance expenses) in an amount equal to 15% of its investment. With respect to the B-3 Project, the Trust was entitled to receive a cumulative priority return on the Trust investment of 18% per annum, with any shortfalls being carried forward into subsequent years.

     Distributions from the Berkshire Project ceased in the third quarter of 1998 and did not resume. In the third quarter of 1998, EAC informed the Trust that significant and undisclosed cost overruns in the construction of an ash handling system for the Berkshire Project had depleted the Project's funds. EAC further advised the Trust that distributions from Berkshire to the Trust were unlikely to resume. As a result of the expiration of certain key agreements at the end of 2004, the Berkshire Project's ability to continue operations thereafter was uncertain. As with the Berkshire Project, distributions from the B-3 Project were impaired by repeated extensions of the closing deadlines for some local landfills and capacity expansions at other local landfills. If waste can be cheaply deposited at local landfills, there is less demand for consolidating the waste for transfer to distant sites.

     As a result of the financial difficulties experienced by both the Berkshire and B-3 Projects and the lack of distributions from either project, the Trust began negotiations with EAC in 2002 to either renegotiate certain aspects of the contractual documents that the Trust believed hindered operation and failed to properly motivate EAC or, in the alternative, sell its interest in the Berkshire Project and B-3 Project to EAC. Ultimately, the parties agreed to a sale.

     On September 20, 2002 the Trust, sold 100% of its ownership interest in the B-3 Project and the Berkshire Project to EAC. The acquisition agreement provided for the sale of 100% of the Trust's ownership in the two projects in return for $1,200,000 cash and $5,000,000 of interest bearing promissory notes. The notes bear interest at a rate of 10% per annum, and will be repaid over a 17-year term. The notes are collateralized by all the assets of the partnerships. To date, EAC has made all required payments under the notes.

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

     During calendar years 2000 and 2001, California experienced severe electric energy crises brought on my many factors including, but not limited to, implementation of flawed electric deregulation legislation. As a result of the energy crises, PG&E, among other things, experienced severe cash shortages and losses due primarily to the fact that it was required under the law to purchase electric energy at wholesale prices significantly above the regulated rates it could legally charge retail customers. As a result, PG&E filed for protection under the U.S. Bankruptcy Code in April of 2001. At the time of PG&E's bankruptcy filing, the Monterey Project had not been paid by PG&E for the electric energy and capacity it had delivered in the last several months of 2000 and the first few months of 2001. In addition, given PG&E's bankruptcy, the prospects for payment in the near future were extremely remote. However, the Monterey Project needed to have a reserve of cash to maintain operations and pay certain fixed costs that would be incurred regardless of whether it operated and sold to PG&E. Therefore, as further detailed in the Trust's Annual Report on Form 10K for the Year 2001, the Trust sold its PG&E receivables at a discount.

     Subsequent to its bankruptcy filing, PG&E found itself under intense pressure to pay the QFs offline some amount of the outstanding balance owed and to renegotiate Power Contracts in order to get their electric generation back online and supply the electric starved State of California. Therefore, in an effort to get as many QFs back online as possible, PG&E sought and received approval from the California Public Utilities Commission ("CPUC") to offer each QF an agreement, and corresponding amendment to their Power Contracts, for a term of five (5) years, which would effectively replace, for such 5 year term, the variable SRAC formula for determining the energy price with a fixed energy price. Such amendment would allow the QF to operate at a price that was reasonable in light of the circumstances at that time. In addition, a QF that executed the amendment agreed that it would not institute, or proceed with outstanding, litigation against PG&E. The Monterey Project executed such amendment. However, in order to execute the amendment with a fixed energy price, it was necessary to procure natural gas at a fixed price. As a result of the sale of the PG&E receivables, the Monterey Project had sufficient cash available and was able to procure such supply of natural gas from Coral Energy Services, Inc., ("Coral") a subsidiary of Shell Oil. Therefore, until approximately August 2006, the Monterey Project will be operating under the Amendment, which is expected to result in positive cash flow to the Monterey Project. Thereafter, the Power Contract with the SRAC formula becomes the energy price and there is no guarantee that SRAC at that time will provide sufficient cash for the Monterey Project to operate profitably. However, under the Power Contract, the Monterey Project is also paid a capacity payment. Such payment, along with an SRAC based energy payment, even if somewhat low, should be enough for the Monterey Project to operate and have a positive cash flow. In addition to the gas supply agreement mentioned, Coral and the Byron and San Joaquin Projects have a master re-sale agreement, which also expires in August 2006. Such agreement enables the NorCal Projects not to take delivery and sell back certain of the natural gas to Coral once predetermined prices have been established. Certain re-sale pricing for 2004 has already been determined, which is in excess of the underlying cost.


         (iii) California Pumping Project

     In 1995, the Trust purchased a package of irrigation service engines (the "Pumping Project") located in Ventura County, California and also in 1995 the Trust bought additional engines from unaffiliated sellers. The Trust's total investment in the Pumping Project was approximately $952,000. RPM operates and manages the Pumping Project.

     The Pumping Project has been operating since 1992 and uses 26 natural-gas-fired reciprocating engines with a rated equivalent capacity of 3 Megawatts to provide power for irrigation wells that furnish water for orchards of lemon and other citrus trees. The power is purchased by local farmers and farmers' co-operatives pursuant to electric services contracts. Presently, the Pumping Project's rates are approximately 85% of Southern California Edison Company's agricultural rate of 12.2 cents/kwh. The discount was provided because of the low natural gas prices experienced during most of 2002. However, natural gas prices have risen and the Pumping Project is considering lowering the discount to 90% of SCE's rate or even less, if natural gas prices continue to rise.

     Power IV owns a package of similar engines located on different sites and operated under identical terms. The engines operate independently of each other and revenues and expenses for each Trust are segregated from those of the other.

         (iv) San Diego Project.

     The Trust acquired its interest in the San Diego Project on March 21, 1994, when it made an investment of approximately $2.3 million to acquire an 80% interest in the Project. The Trust made additional capital contributions, totaling approximately $1.2 million, to the Project to fund working capital and to purchase various leased equipment. On June 25, 1997 the Trust sold its entire interest in the San Diego Project to subsidiaries of NRG Energy, Inc. of Minneapolis, Minnesota ("NRG"). The sale price was $6,200,000 in both cash and notes. As of June 25, 2003, NRG has paid in full.

 (3) Project Management and Operations.

     The Managing Shareholder has organized RPM to provide operating management for the Projects, and has assigned day-to-day management of the Monterey Project and California Pumping Project to RPM. These services are charged to the Projects at RPM's cost. See Item 10 - Directors and Executive Officers of the Registrant and Item 13 - Certain Relationships and Party Transactions for further information regarding the Operation Agreement and RPM and for the cost reimbursements received by RPM.

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

     The Pumping Project sells its power to the farmers on whose land its engines are situated under contracts terminable at any time on 60 days' prior notice to the Trust. Although the Trust is at risk if many customers concurrently terminate contracts, as might happen if an electric utility or other supplier were to offer substantially discounted rates, the Trust believes that it is currently a competitive supplier and that alternate customers can be secured in the event contracts are terminated.

     The major costs of a Project while in operation will be debt service (if applicable), fuel, taxes, maintenance and operating labor. The ability to reduce operating interruptions and to have a Project's capacity available at times of peak demand are critical to the profitability of a Project. Accordingly, skilled management is a major factor in the Trust's business.

     Electricity produced by a Project is delivered to the purchaser through transmission lines that are built to interconnect with the utility's existing power grid. Steam produced by a Project is conveyed directly to the user by pipeline and the energy produced by the engines in the Pumping Project is applied directly to pumps.

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

     Customers that accounted for more than 10% of consolidated revenue to the Trust in each of last three fiscal years are:

                                         Calendar year
                                    2003         2002         2001

Pacific Gas & Electric Co.          77.7%        69.0%        63.1%

 (4) Market Trends

     As a result of the energy crises experienced by California during the years 2000 and 2001, both the state legislature and the California Public Utilities Commission ("CPUC") have taken significant action by enacting legislation and implementing regulations, respectively, intended primarily to avoid a repeat of the energy crises by creating a more stable, efficient and economic energy market. For example, various legislation have been introduced in the California legislature that, if passed, would "re-regulate" the electric industry in that state and require that the California investor-owned utilities be the only seller of electric energy. However, there is significant opposition to such efforts and a variety of other legislative effort that could enhance competition are being introduced and considered. For example, the legislature enacted legislation designed to enhance, promote and encourage renewable generation in the state by implementing a renewable portfolio standard ("RPS"), which will require all California investor owned utilities ("IOUs"), as well as retail electric suppliers to have in their energy supply portfolio a certain percentage of renewable generation. This percentage increases over time until the requirement equals 20%. However, RPM, on behalf of some of the renewable projects owned by some of the Trust's affiliates, has been participating in the California RPS proceedings and believe that due its certain aspects of the legislation obtained by the IOUs and the power they exert over the CPUC, the RPS may not result in any significant increase in renewable generation. As a result of the RPS, which is not likely to result in increased generation, environmental requirements that may cause some generation to come off-line, as well as the poor economics of many large power developers which has caused them to cancel development, there is a possibility that once the economy of the U.S and California improve, electric generation will be in short supply. This could drive prices significantly higher.

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

     The Trust's Monterey Project is subject to the reporting requirements of the Emergency Planning and Community Right-to-Know Act that require the Projects to prepare toxic release inventory release forms. These forms list all toxic substances on site that are used in excess of threshold levels so as to allow governmental agencies and the public to learn about the presence of those substances and to assess potential hazards and hazard responses. The Trust does not anticipate that this will result in any material adverse effect on it.

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

(b)  Holders

     As of the date of this Form 10-K, there are 525 record holders of Investor Shares.

(c)  Dividends

     The Trust made distributions as follows for the years ended December 31, 2003 and 2002:

                                         Year Ended       Year ended
                                         December 31,     December 31,
                                            2003            2002

Total distributions to Investors           $1,412,268      $823,824
Distributions per Investor Share               $6,000       $ 3,500
Distributions to Managing Shareholder         $14,265       $ 8,321

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

Item 6.  Selected Financial Data.

     The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K. As described in such financial statements, financial information for the years 1999 and 2000 have been restated to reflect the application of new accounting principles as a result of the Trust's election to terminate its status as a business development company.


Selected Financial Data
                        As of and for the year ended December 31,
                        2003   2002      2001       2000       1999

Total Fund Information:
Revenues         $2,706,744 $3,075,114 $2,374,396 3,530,580  2,507,166
Net income (loss)   272,710    255,529 (1,088,887)  218,437   (203,368)
Net assets
(shareholders'
  equity)         6,073,292  7,227,155  7,803,731  8,892,618  9,388,247
Investments in
 Plant and
 Equipment (net
 of depreciation) 1,570,880  1,798,352  2,003,302  2,221,614  2,446,494
Investment
 in Power
 Contract(net
 of amortization) 1,940,480  2,061,760  2,183,040  2,304,320  2,425,600
Total assets      6,307,760  7,561,005  8,216,155  9,595,529 10,311,744
Long-term
 Obligations             --         --         --         --         --
Per Share:
Revenues             11,500     13,065     10,087     15,000     10,652
Net income(loss)      1,159      1,086     (4,626)       928       (864)
Net asset value      25,802     30,704     33,154     38,163     39,886
Distributions
 to Investors         6,000      3,500         --      3,003      1,200


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

     Additional trends affecting the independent power industry generally are described at Item 1(c)(4) - Market Trends.

Significant Accounting Policies

     The Trust's plant and equipment is recorded at cost and is depreciated over its estimated useful life. The estimated useful lives of the Trust's plant and equipment range from 3 to 20 years. A significant decrease in the estimated useful life of a material amount of plant and equipment could have a material adverse impact on the Trust's operating results in the period in which the estimate is revised and subsequent periods. The Trust evaluates the impairment of its long-lived assets (including power sales contracts) based on projections of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Estimates of future cash flows used to test the recoverability of specific long-lived assets are based on expected cash flows from the use and eventual disposition of the assets. A significant reduction in actual cash flows and estimated cash flows may have a material adverse impact on the Trust's operating results and financial condition.

Results of Operations

The year ended December 31, 2003 compared to the year ended December 31, 2002.

     Power generation revenue decreased $368,000, or 12%, to $2,707,000 in 2003 compared to $3,075,000 in 2002. The decrease is primarily due to the higher precipitation experienced in Southern California, thus reducing the California Pumping project's operations, in addition to the reduced rates charged to its customers as a result in the change in current market conditions in California.

     Gross profit, which represents total revenues reduced by cost of sales, decreased by $115,000 to a gross profit of $29,000 in 2003. The decrease is primarily the result of the lower revenues and corresponding decrease in cost of sales from the California Pumping projects.

     General and administrative expenses decreased $116,000, or 45%, to $142,000 in 2003 from $258,000 in 2002. The decrease is partially attributed to the professional fees incurred in the sale of B-3 and PILP projects in 2002.

     In 2002, the Trust recovered $157,000 relating to PG&E revenues from prior years, which had been treated as uncollectible due to PG&E's filing for bankruptcy protection.

     The management fee paid to the Managing Shareholder decreased by $9,000, or 8%, to $108,000 in 2003 from $117,000 reflecting the lower net assets of the Trust.

     Loss from operations increased $147,000, to $221,000 in 2003 from $74,000 in 2002, primarily due to the decrease in gross profit from the California Pumping projects.

     Other income, net, increased by $165,000, to $494,000 in 2003 from $329,000 in 2002. The increase is primarily due to the Trust recording an unrealized gain of $488,000, in the current year, for the increase in the market price of natural gas , partially offset by the $190,000 of cash received in 2002 from the 1999 settlement of the Waukesha-Pierce litigation, as well as the $104,000 of equity income received from the B-3 project, which was sold in 2002.

     Net income increased $17,000,to $273,000 in 2003 from $256,000 in 2002. The increase in income is a result of the unrealized gain on gas purchase contracts partially offset by decrease in gross profit from the California Pumping projects in addition to the $190,000 of other income received in 2002 from the Waukesha-Pierce litigation and the $104,000 of equity income received from the B-3 project.

The year ended December 31, 2002 compared to the year ended December 31, 2001.

     Power generation revenue increased $704,000, or 30%, to $3,075,000 in 2002 compared to $2,3748,000 in 2001. The increase is primarily due to the Monterey project operating on its normal schedule in 2002 as compared to 2001 when the plant was idle from February to August due to PG&E's failure to pay the project for power delivered since December 1, 2000, as a result of the California energy crisis.

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

Liquidity and Capital Resources

     In 2003 and 2002, the Trust's operating activities provided $618,000 and $81,000 of cash, respectively.

     Cash  generated  from  investing  activities in 2003 was $678,000  compared
$1,925,000 in 2002. The decrease is primarily due to the $1,224,000 received from the transfer of the B-3 and PILP projects in 2002.

     Cash used by financing activities of $1,427,000 and $832,000 in 2003 and 2002, respectively, represents distributions to shareholders.

     On June 26, 2003, the Managing Shareholder of the Trust, entered into a $5,000,0000 Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement allows the Managing Shareholder to obtain loans and letters of credit for the benefit of the trusts and funds that it manages. The agreement expires on June 30, 2004. On February 20, 2004, the Managing
Shareholder and Wachovia Bank amended the agreement increasing the amount to $6,000,000 and extending the date of expiration to June 30, 2005.As part of the agreement, the Trust agreed to limitations on its ability to incur indebtedness, liens and provide guarantees.

     In August 2003, the Trust issued through its bank a standby letter of credit, in the amount of $504,000 to secure the gas purchases for the Monterey project. The Trust used Managing Shareholder's credit facility to collateralize the letters of credit.

     Obligations of the Trust are generally limited to payment of a management fee to the Managing Shareholder and payments for certain administrative, accounting and legal services to third persons. Accordingly, the Trust has not found it necessary to retain a material amount of working capital.

     The Monterey Project has certain long-term obligations relating to its Gas Agreement with Coral (See Note 5 of the Consolidated Financial Statements) and its Power Contract with PG&E. These long-term obligations are not guaranteed by the Trust. The Trust and its subsidiaries anticipate that during 2004 their cash flow from operations will be sufficient to meet their obligations.

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


                        December 31, 2003
                       Expected Maturity Date
                            2004
                           (U.S. $)

Bank Deposits and Certificates of Deposit     $1,218,000
Average interest rate                               1.04%


Item 8.  Financial Statements and Supplementary Data.

A. Index to Consolidated Financial Statements

Index to Consolidated Financial Statements

Report of Independent Accountants                      F-2
Report of Independent Accountants                      F-3
Consolidated Balance Sheets at December 31,
  2003 and 2002                                        F-4
Consolidated Statements of Operations for the
  three years ended December 31, 2003                  F-5
Consolidated Statements of Changes in Shareholders'
 Equity for the three years
  ended December 31, 2003                              F-6
Consolidated Statements of Cash Flows for the three
  years ended December 31, 2003                        F-7
Notes to Consolidated Financial Statements             F-8 to F-16



                        Ridgewood Electric Power Trust II

                        Consolidated Financial Statements

                        December 31, 2003, 2002 and 2001

                        Report of Independent Accountants

Managing Shareholder and Shareholders'
Ridgewood Electric Power Trust II



We have audited the accompanying consolidated balance sheet of Ridgewood Electric Power Trust II and subsidiaries (the "Trust") as of December 31, 2003 and the related consolidated statement of operations, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust II and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.







/s/ Perelson Weiner, LLP

New York, NY
March 26, 2004

                        Report of Independent Accountants


To the Shareholders of Ridgewood Electric Power Trust II:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust II and its subsidiaries (the "Trust") at December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
Florham Park, NJ
April 3, 2003

Ridgewood Electric Power Trust II
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                           December 31,
                                                   -----------------------------
                                                       2003             2002
                                                   -----------      ------------
Assets:
Cash and cash equivalents ....................     $ 1,218,009      $ 1,348,825
Restricted cash ..............................            --            550,000
Trade receivables ............................         224,497          255,082
Current portion of note receivable
 from sale of investment .....................            --            277,528
Due from affiliates ..........................          16,628           14,512
Current portion of unrealized gain
  on gas purchase contract ...................         217,583             --
Other current assets .........................          41,569           47,151
                                                   -----------      -----------

       Total current assets ..................       1,718,286        2,493,098

Notes receivable from transfer of
   investment in Limited Partnership
   interests under contractual agreements ....         807,795        1,207,795

Plant and equipment ..........................       3,441,432        3,441,432
Accumulated depreciation .....................      (1,870,552)      (1,643,080)
                                                   -----------      -----------
                                                     1,570,880        1,798,352
                                                   -----------      -----------

Electric power sales contract ................       3,032,000        3,032,000
Accumulated amortization .....................      (1,091,520)        (970,240)
                                                   -----------      -----------
                                                     1,940,480        2,061,760
                                                   -----------      -----------

Unrealized gain on gas purchase contract,
    net of current portion ...................         270,319             --
                                                   -----------      -----------

        Total assets .........................     $ 6,307,760      $ 7,561,005
                                                   -----------      -----------

Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses ........     $     2,371      $   156,036
Accrued fuel expense .........................          81,679           71,833
Accrued professional fees ....................          66,561           58,138
Due to affiliates ............................          83,857           47,883
                                                   -----------      -----------
         Total current liabilities ...........         234,468          333,890

Commitments and contingencies ................            --               --

Shareholders' Equity:
Shareholders' equity (235.3775
  investor shares issued and outstanding) ....       6,213,803        7,356,088
Managing shareholder's accumulated
   deficit (1 management share
   issued and outstanding) ...................        (140,511)        (128,973)
                                                   -----------      -----------
         Total shareholders' equity ..........       6,073,292        7,227,115
                                                   -----------      -----------
         Total liabilities and
           shareholders' equity ..............     $ 6,307,760      $ 7,561,005
                                                   -----------      -----------



        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust II
Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                               Year Ended December 31,
                                     -------------------------------------------
                                         2003           2002           2001
                                     -----------    -----------    -------------

Power generation revenue .........   $ 2,706,744    $ 3,075,114    $ 2,374,396

Cost of sales, including
   depreciation and amortization
   of $348,752, $348,662 and
   $346,209 in 2003, 2002,and 2001     2,677,817      2,931,122      2,834,668
                                     -----------    -----------    -----------

Gross profit (loss) ..............        28,927        143,992       (460,272)
                                     -----------    -----------    -----------

General and
   administrative expenses .......       141,708        257,739        338,815
Provision for bad debt
   (recoveries) expense ..........          --         (156,938)       127,130
Management fee paid to
    managing shareholder .........       108,407        117,058        177,337
                                     -----------    -----------    -----------
     Total other
        operating expenses .......       250,115        217,859        643,282
                                     -----------    -----------    -----------

Loss from operations .............      (221,188)       (73,867)    (1,103,554)
                                     -----------    -----------    -----------

Other income (expense):
   Interest income ...............        21,692         56,641         99,848
   Interest expense ..............          --           (3,506)          --
   Unrealized gain on gas purchase
    contract                             487,902            --            --
  Equity income from B-3
     Limited Partnership .........          --          104,497         43,459
    Other income .................          --          190,331           --
    Other expense ................       (15,696)       (18,567)      (128,640)
                                     -----------    -----------    -----------
     Other income (expense), net .       493,898        329,396         14,667
                                     -----------    -----------    -----------

Net income(loss) .................   $   272,710    $   255,529    $(1,088,887)
                                     -----------    -----------    -----------









        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust II
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------


                                         Managing
                        Shareholders    Shareholder      Total
                         -----------    -----------    -----------

Shareholders' equity
  (deficit),
  January 1, 2001 ..... $ 9,004,936    $  (112,318)    $ 8,892,618

Net loss for
      the year ........  (1,077,998)       (10,889)     (1,088,887)
                         -----------    -----------     -----------

Shareholders' equity
  (deficit),
  December 31, 2001 ...   7,926,938       (123,207)      7,803,731

Cash distributions ....    (823,824)        (8,321)       (832,145)

Net income for the year     252,974          2,555         255,529
                         -----------    -----------     -----------

Shareholders' equity
  (deficit),
  December 31, 2002 ...   7,356,088       (128,973)       7,227,115

Cash distributions ....  (1,412,268)       (14,265)      (1,426,533)

Net income for the year     269,983          2,727          272,710
                         -----------    -----------      ------------

Shareholders' equity
  (deficit),
  December 31, 2003 ... $ 6,213,803    $  (140,511)      $ 6,073,292
                         -----------    -----------      ------------



        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust II
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                              Year Ended December 31,
                                     -------------------------------------------
                                         2003           2002           2001
                                     -----------    -----------    -------------
Cash flows from
   operating activities:
     Net income (loss) ...........    $  272,710   $   255,529    $(1,088,887)
                                     -----------    -----------    -----------

     Adjustments to
      reconcile net income (loss)
       to net cash flows
        from operating activities:
     Depreciation and
      amortization ...............       348,752        348,662        346,209
     Equity in earnings from
       unconsolidated B-3
       Limited Partnership .......          --         (104,497)       (43,459)
     Unrealized gain on gas
      purchase contract...........      (487,902)          --             --
      Changes in assets
        and liabilities:
       Decrease (increase)
        in restricted cash .......       550,000       (347,430)      (202,570)
       Decrease in
         trade receivables .......        30,585         12,788        634,802
       Decrease (increase) in
          other current assets ...         5,582        (11,242)       (15,477)
       Increase (decrease)
           in accounts payable
         and accrued expenses ....      (153,665)       148,702        (14,425)
       Increase (decrease) in
            accrued fuel expense .         9,846        (95,566)      (134,228)
       Increase in accrued
         professional fees .......         8,423          2,662           --
       Increase (decrease) in
             due to/from
              affiliates, net ....        33,858       (128,644)      (155,860)
                                     -----------    -----------    -----------
         Total adjustments .......       345,479       (174,565)       414,992
                                     -----------    -----------    -----------
         Net cash provided
             by (used in)
              operating activities       618,189         80,964       (673,895)
                                     -----------    -----------    -----------

Cash flows from
    investing activities:
     Distributions from
      B-3 Limited Partnership ....          --          200,000        200,000
     Cash received from transfer
         of investments, net .....          --        1,224,097           --
     Proceeds from
       notes receivable ..........       677,528        522,938        482,861
     Capital expenditures ........          --          (22,432)        (6,617)
                                     -----------    -----------    -----------
         Net cash provided by
          investing activities ...       677,528      1,924,603        676,244
                                     -----------    -----------    -----------
Cash flows from
      financing activities:
     Cash distributions
         to shareholders .........    (1,426,533)      (832,145)          --
                                     -----------    -----------    -----------
         Net cash used in
           financing activities ..    (1,426,533)      (832,145)          --
                                     -----------    -----------    -----------
Net (decrease)
    increase in cash
    and cash equivalents .........      (130,816)     1,173,422          2,349
Cash and cash equivalents,
       beginning of year .........     1,348,825        175,403        173,054
                                     -----------    -----------    -----------
Cash and cash equivalents,
     end of year .................   $ 1,218,009    $ 1,348,825    $   175,403
                                     -----------    -----------    -----------







        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust II
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


1. Organization and Purpose

Nature of business
Ridgewood Electric Power Trust II (the "Trust") was formed as a Delaware business trust on November 20, 1992. The managing shareholder of the Trust is Ridgewood Renewable Power LLC (formerly Ridgewood Power Corporation). The Trust began offering shares on January 4, 1993 and discontinued its offering of shares on January 31, 1994.

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

Christiana Bank & Trust Company, a Delaware trust company, is the Corporate Trustee of the Trust. The Corporate Trustee acts on the instructions of the Managing Shareholder and is not authorized to take independent discretionary action on behalf of the Trust.

Business Development Company
Effective April 29, 1993, the Trust elected to be treated as a "business development company" ("BDC") under the Investment Company Act of 1940 ("the 1940 Act") and registered its shares under the Securities Exchange Act of 1934.

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

Use of estimates
The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, requires the Trust to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Trust evaluates its estimates, including provision for bad debts, carrying value of investments, amortization/depreciation of plant and equipment and intangible assets, and recordable liabilities for litigation and other contingencies. The Trust bases its estimates on historical experience, current and expected conditions and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.


New Accounting Standards and Disclosures

SFAS 143
In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, Accounting for Asset Retirement Obligations, on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the consolidated financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value, with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciated in accordance with normal depreciation policy and the liability will be increased for the time value of money, with a charge to the income statement, until the obligation is settled. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Trust adopted SFAS 143 effective January 1, 2003, with no material impact on the consolidated financial statements.

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

FIN 45
In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Trust adopted FIN 45 with no material impact to the consolidated financial statements.

FIN 46
In December 2003, the FASB issued FASB  Interpretation No. 46, (Revised December
2003) "Consolidation of Variable Interest Entities" ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 31, 2003, and apply in the first fiscal period ending after March 15, 2004, for variable interest entities created prior to January 1, 2004. The Trust adopted the disclosure provisions of FIN 46 effective December 31, 2002, with no material impact to the consolidated financial statements. The Trust will implement the full provisions of FIN 46 effective January 1, 2004 and does not anticipate a material impact to the consolidated financial statements.

SFAS 149
In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Trust adopted SFAS 149 effective July 1, 2003, resulting in the Trust recording an asset at fair value and an unrealized gain of $487,902 on its gas purchase and re-sale agreements.

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


Significant Accounting Policies

Cash and cash equivalents
The Trust considers all highly liquid investments with maturities when purchased of three months or less, to be cash and cash equivalents. Cash and cash equivalents consist of commercial paper and funds deposited in bank accounts. Cash balances with banks as of December 31, 2003, exceed insured limits by approximately $1,180,000.

Trade receivables
Trade receivables are recorded at invoice price and do not bear interest. No allowance for bad debt expense was provided based upon historical write-off experience, evaluation of customer credit condition and the general economic status of the customer.

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

Plant and equipment
Plant and equipment, consisting principally of electrical generating equipment, is stated at cost. Major renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures that increase the efficiency of the assets are expensed as incurred. The Trust periodically assesses the recoverability of plant and equipment, and other long-term assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Depreciation is recorded using the straight-line method over the useful lives of the assets, which are 3 to 20 years with a weighted average of 15 years at December 31, 2003 and 2002. During 2003, 2002 and 2001, the Trust recorded depreciation expense of $227,472, $227,382 and $224,929, respectively.

Electric Power Sales Contract
A portion of the purchase price of the Monterey Project was assigned to the electric power sales contract and is being amortized over the life of the contract (25 years) on a straight-line basis. The electric power sales contract is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During 2003, 2002 and 2001, the Trust recorded amortization expense of $121,280 each year.

Revenue recognition
Power generation revenue is recorded in the month of delivery, based on the estimated volumes sold to customers at rates stipulated in the power sales contract. Adjustments are made to reflect actual volumes delivered when the actual information subsequently becomes available. Billings to customers for power generation generally occurs during the month following delivery. Final billings do not vary significantly from estimates. Interest income is recorded when earned.

Supplemental cash flow information
Total interest paid during the years ended December 31, 2003, 2002 and 2001 was $0, $3,506 and $0, respectively.

Significant Customer and Supplier
During 2003, 2002 and 2001, the Trust's largest customer, Pacific Gas and Electric Company ("PG&E"), accounted for 78%, 69% and 63%, respectively of total revenues. In early 2001, PG&E experienced severe financial difficulty, see Note 10 for additional discussion. During 2003, 2002 and 2001, the Trust purchased 100% of the Monterey Projects gas supply from one supplier.

Income taxes
No provision is made for income taxes in the accompanying consolidated financial statements as the income or losses of the Trust are passed through and included in the tax returns of the individual shareholders of the Trust. At December 31, 2003 and 2002, the Trust's net assets had a tax basis of $10,038,615 and $11,051,680, respectively.

Reclassification
Certain items in previously issued consolidated financial statements have been reclassified for comparative purposes. This had no effect on income or loss.

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

In August 2001, PG&E and the Monterey Project entered into an amendment to the electric power sales contract for a term of five years, which would effectively replace, for such 5 year term, the variable formula for determining the energy price with a fixed energy price. See Note 10 - Pacific Gas and Electric Company Financial Crisis, for developments affecting the Monterey Project.

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

Pump Services Company, LP (a wholly owned subsidiary, known as California Pumping Project)
In 1995, the Trust acquired a package of natural gas and diesel engines, which drive deep irrigation well pumps in Ventura County, California. The engines' shaft horsepower-hours are sold to farmers at a discount from the price of equivalent kilowatt hours of electricity. The operator pays for fuel, maintenance, repair and replacement. The project has an equivalent of 2 megawatts of power.

B-3 Limited Partnership (known as the Columbia project)
On August 31, 1994, the Trust made a limited partnership investment in this partnership, which was formed to construct and operate a municipal waste transfer station, located in Columbia County, New York. The project commenced operations in January 1995.

In exchange for its investment, the Trust was entitled to receive annually a preferred distribution of available net cash flow from the facility equal to 18% of its investment. In the event that in any given year available net cash flow from the project does not at least equal the amount of the preferred minimum return, the amount of such shortfall was payable on a priority basis out of any available net cash flow in subsequent years. The Trust was also be entitled to receive additional distributions from any net cash flow in excess of the 18% return on its investment. The aggregate purchase price of the Trust's investment in the partnership was $3,975,240. The Trust received distributions of $200,000 from the project for each of the years ended December 31, 2002 and 2001, respectively.

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

On January 4, 1994, the Trust made a limited partnership investment in the Pittsfield Investors Limited Partnership ("PILP"), a facility that burns municipal solid waste located in Pittsfield, Massachusetts. The Trust wrote off its investment in PILP in 1998.

On September 20, 2002, the Trust, sold 100% of its ownership interest in the B-3 Limited Partnership and PILP, to EAC Operations, Inc., the other limited partner of both entities. The acquisition agreement provides for the sale of 100% of the Trust's ownership in the two partnerships in return for $1,200,000 cash and $5,000,000 of interest bearing promissory notes. The notes bear interest at a rate of 10% per annum, and will be repaid monthly over a 17 year term, of which the first two years of payments will consist of interest only. The notes are collateralized by all the assets of the partnerships.

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

As of September 20, 2002, the carrying value of the Trust's share in the B-3 Limited Partnership, was $1,253,016. The carrying value of the note at December 31, 2003 was $807,195.

Summarized financial information for the B-3 Limited Partnership is as follows:

Statement of Operations Information

                                     (Unaudited)           For the Year
                                     Period ended             Ended
                                    --------------         ------------
                                     September 20,         December 31,
                                         2002                 2001
                                    --------------         ------------
Revenue ...................           $4,477,725           $5,948,082
Operating expense .........            4,343,054            5,889,936
                                      ----------           ----------
Net income ................           $  134,671           $   58,146
                                      ----------           ----------

Trust share ...............           $  104,497           $   43,459
                                      ----------           ----------


4. Note Receivable from Sale of Investment

On June 25, 1997, the Trust sold its entire interest in a chilled water facility to subsidiaries of NRG Energy, Inc. ("NRG"). As part of the consideration, the Trust received an 8% promissory note in the amount of $2,700,000 payable monthly over six years. In 2003, the Trust received the final payments under the promissory note.

5. Commitments and Contingencies

The Monterey project has a long-term operating ground lease. The lease expires May 2021.

Future minimum lease payments as of December 31, 2003 are as follows:

                            Year Ended
                            December 31,          Repayment
                            ------------          ---------
                            2004                   $ 12,396
                            2005                     12,396
                            2006                     12,396
                            2007                     12,396
                            Thereafter              165,280
                                                  ---------
                            Total                 $ 227,260
                                                  ---------

Rent expense for each of the years ended December 31, 2003, 2002 and 2001 was $12,396.

The Monterey project has a long-term agreement to purchase natural gas from its supplier at a fixed price throughout the term, which as of December 31, 2003, is below market prices. The agreement expires in August 2006.

Future minimum purchases under the agreement as of December 31, 2003 are as follows:

                            Year Ended
                            December 31,          Purchases
                            ------------          ---------
                            2004                  $ 893,187
                            2005                  1,365,903
                            2006                    910,602
                                                  ---------
                            Total               $ 3,169,692
                                                  ---------

In order to hedge exposure to commodity price risks and to maximize the impact of the increase in natural gas prices, the Trust entered into a master re-sale agreement with its supplier of natural gas to the Monterey project. The master re-sale agreement, which expires in August 2006, compels the supplier to repurchase from the Trust any natural gas the Trust chooses not to take delivery of if a predetermined re-sale price has been established. As of December 31, 2003, a re-sale price to the supplier, in excess of the underlying cost of the natural gas, has been established for 2004. In 2003, the Trust has recorded an unrealized gain of $487,902 in accordance with SFAS 149 utilizing re-sale prices committed for and fair value prices for re-sale prices uncommitted for.

In addition to the letter of credit discussed in Note 6, the gas supply agreement is collateralized by the Monterey Projects trade accounts receivable.

6. Line of Credit Facility and Letters of Credit

On June 26, 2003, Ridgewood Renewable Power LLC, the Managing Shareholder of the Trust, entered into a $5,000,0000 Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement allows the Managing Shareholder to obtain loans and letters of credit for the benefit of the trusts and funds that it manages. The agreement expires on June 30, 2004. On February 20, 2004, the Managing Shareholder and Wachovia Bank amended the agreement increasing the amount to $6,000,000 and extending the date of expiration to June 30, 2005. As part of the agreement, the Trust agreed to limitations on its ability to incur indebtedness, liens and provide guarantees.

In August 2003, the Trust issued through its bank a standby letter of credit, in the amount of $504,000 to secure the gas purchases for the Monterey project. The Trust used Ridgewood Renewable Power's credit facility to collateralize the letters of credit.

7. Transactions with Managing Shareholder and Affiliates

The Trust entered into a management agreement with the managing shareholder, under which the managing shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. As compensation to the managing shareholder, the Trust pays to the managing shareholder an annual management fee equal to 1.5% of the prior year's net asset value of the Trust payable monthly. During 2003, 2002 and 2001, the Trust paid management fees to the managing shareholder of $108,407 and $117,058 $177,337, respectively.

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

Where permitted, in the event the managing shareholder or an affiliate performs brokering services in respect of an investment acquisition or disposition opportunity for the Trust, the managing shareholder or such affiliate may charge the Trust a brokerage fee. Such fee may not exceed 2% of the gross proceeds of any such acquisition or disposition. No such fees have been incurred through December 31, 2003.

The managing shareholder owns 1.45 investor shares of the Trust with a cost of $121,800. The Trust granted the managing shareholder a single Management Share representing the managing shareholder's management rights and rights to distributions of cash flow.

Under an Operating Agreement with the Trust, Ridgewood Power Management LLC ("Ridgewood Management"), an entity related to the managing shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the power generation projects operated by the Trust. Ridgewood Management charges the project at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amount invested in projects managed by Ridgewood Management. During the year ended December 31, 2003, 2002 and 2001, Ridgewood Management charged Sunnyside
Cogeneration Partners $120,252, $132,810 and $153,354, respectively, for overhead items allocated in proportion to the amount invested in projects managed. During the years ended December 31, 2003, 2002 and 2001, Ridgewood Management charged the California Pumping Project $21,141, $20,973 and $77,103, respectively, for overhead items allocated in proportion to the amount invested in projects managed. Ridgewood Management also charged Sunnyside Cogeneration Partners and the California Pumping Project for all of the direct operating and non-operating expenses incurred during the periods.

From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable do not bear interest. At December 31, 2003 and 2002, the Trust had outstanding payables of $83,148 and $47,883, respectively, to Ridgewood Management. At December 31, 2003 and 2002, the Trust had short-term receivables from affiliates in the amounts of $16,628 and $14,512, respectively.

8. Fair Value of Financial Instruments

At December 31, 2003 and 2002, the carrying value of the Trust's cash and cash equivalents, trade receivables, and accounts payable and accrued expenses approximates their fair value. The fair value of the letter of credit does not differ materially from its carrying value.

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

The financial data for business segments are as follows:


                                                     Wholesale
                                    --------------------------------------------
                                        2003            2002            2001
                                    -----------     -----------     ------------
Revenue .......................     $ 2,104,050     $ 2,122,189     $ 1,498,420
Depreciation and
  amortization ................         245,159         245,718         245,813
Operating income (loss) .......         115,945         442,677        (794,616)
Total assets ..................       4,033,297       3,838,577       4,026,379
Capital expenditures                       --              --             6,617



                                                       Retail
                                    --------------------------------------------
                                        2003            2002            2001
                                    -----------     -----------     ------------
Revenue .......................       $ 602,694       $ 952,925       $ 875,976
Depreciation and
amortization ..................         103,593         102,944         100,396
Operating income (loss) .......         (94,224)         17,289          15,544
Total assets ..................         255,984         321,862         488,289
Capital expenditures ..........            --            22,432            --



                                                     Corporate
                                    --------------------------------------------
                                        2003            2002            2001
                                    -----------     -----------     ------------
Revenue .......................     $      --        $     --        $     --
Depreciation and
  amortization ................            --              --              --
Operating loss ................        (242,909)       (533,833)       (324,482)
Total assets                          2,018,479       3,400,566       3,701,487
Capital expenditures ..........            --              --              --



                                                       Total
                                    --------------------------------------------
                                        2003            2002            2001
                                    -----------     -----------     ------------
Revenue .......................     $ 2,706,744     $ 3,075,114     $ 2,374,396
Depreciation and
  amortization ................         348,752         348,662         346,209
Operating loss ................        (221,188)        (73,867)     (1,103,554)
Total assets                          6,307,760       7,561,005       8,216,155
Capital expenditures ..........            --            22,432           6,617


10. Pacific Gas and Electric Company Financial Crisis

Due to financial difficulties, PG&E did not pay in full for electrical energy and capacity delivered by the Monterey Project in December 2000 and January 2001. Accordingly, the Monterey Project was unable to pay its natural gas supplier for the gas delivered for those months. In late January of 2001, the gas supplier requested assurance of payment before it would agree to provide natural gas during February. Due to PG&E's financial crises and its inability to pay, the Monterey Project was unable on its own to provide an acceptable assurance or to pay the arrears and, as a result, the supplier refused to provide natural gas beyond February 6, 2001 and the Trust shut down the Monterey Project. Many qualified facilities under contract with PG&E suffered the same fate and were temporarily forced to shut operations because of PG&E's failure to pay for energy and capacity delivered. On April 6, 2001, as a result of its financial problems, PG&E filed for protection under the U.S. Bankruptcy laws.

In April 2001, the Monterey Project entered into an agreement with a financial institution whereby it sold, irrevocably and without recourse, its undivided interest in all eligible trade accounts receivables for December 2000 and January 2001. Costs associated with the sale of receivables of $127,130 in 2001, primarily related to the discount and loss on sale, are included in provision for bad debt expense in the Consolidated Statements of Operations.

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

B. Supplementary Financial Information (Unaudited)

Selected Quarterly Financial Data for the years ended December 31, 2003 and
2002.

                                                   2003
                             ---------------------------------------------------
                               First       Second         Third        Fourth
                              Quarter      Quarter       Quarter       Quarter
                             ---------    ---------     ---------     ---------
Revenue .................    $ 669,000    $ 607,000     $ 759,000     $ 672,000
Income (loss) from
 operations .............       18,000      (73,000)     (101,000)      (65,000)
Net income (loss) .......       24,000      (70,000)      160,000       159,000



                                                  2002
                            ---------------------------------------------------
                               First        Second        Third        Fourth
                              Quarter       Quarter      Quarter       Quarter
                            ---------      --------     ---------     ---------
Revenue ................    $ 737,000     $ 771,000     $ 900,000     $ 667,000
Income (loss) from
 operations ............      (22,000)      (17,000)       27,000       (62,000)
Net income (loss) ......      (69,000)      281,000       (23,000)       67,000



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     The Trust dismissed PricewaterhouseCoopers LLP as its independent accountants on January 14, 2004 and appointed Perelson Weiner LLP as successor, as reported in the Trust's Current Report on Form 8-K dated January 20, 2004, incorporated herein by reference. There were no disagreements with PricewaterhouseCoopers LLP for the years ended December 31, 2002 and 2001 or for the interim period through January 20, 2004, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the financial statements for such years.

Item 9A.  Controls and Procedures

     Within the 90 days prior to the filing date of this Report, the Trust's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness and design of the Trust's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange
Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the disclosure controls and procedures were effective.

     There have been no significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the date that they completed their evaluation.

     The term "disclosure controls and procedures" is defined in Rule 13a-15(e) of the Exchange Act as "controls and other procedures designed to ensure that information required to be disclosed by the issuer in the reports files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the [Securities and Exchange] Commission's rules and forms." The Trust's disclosure controls and procedures are designed to ensure that material information relating to the consolidated subsidiaries is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosures.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

(a) General.

     As Managing Shareholder of the Trust, Ridgewood Renewable Power LLC has direct and exclusive discretion in management and control of the affairs of the Trust. The Managing Shareholder will be entitled to resign as Managing Shareholder of the Trust only (i) with cause (which cause does not include the fact or determination that continued service would be unprofitable to the Managing Shareholder) or (ii) without cause with the consent of a majority in interest of the Investors. It may be removed from its capacity as Managing Shareholder as provided in the Declaration.

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

     The Managing Shareholder is an affiliate of Ridgewood Energy Corporation ("Ridgewood Energy"), which has organized and operated 48 limited partnership funds and one business trust over the last 17 years (of which 25 have terminated) and which had total capital contributions in excess of $190 million. The programs operated by Ridgewood Energy have invested in oil and natural gas drilling and completion and other related activities. Other affiliates of the Managing Shareholder include Ridgewood Securities Corporation ("Ridgewood Securities"), an NASD member which has been the placement agent for the private placement offerings of the eight trusts sponsored by the Managing Shareholder and the funds sponsored by Ridgewood Energy; Ridgewood Capital Management LLC
("Ridgewood Capital"), which assists in offerings made by the Managing Shareholder and which is the sponsor of six privately offered venture capital funds (the Ridgewood Capital Venture Partners, Ridgewood Capital Venture Partners II and Ridgewood Capital Venture Partners III funds); Ridgewood Power VI LLC ("Power VI"), which is a managing shareholder of the Growth Fund, and RPM. Each of these companies is controlled by Robert E. Swanson, who is their sole director or manager.

     Set forth below is certain information concerning Mr. Swanson and other executive officers of the Managing Shareholder.

     Robert E. Swanson, age 57, has also served as Chief Executive Officer of the Trust since its inception in 1991 and as Chief Executive Officer of RPM, the Other Power Trusts and the Ridgewood LLCs, since their respective inceptions. Mr. Swanson has been President and registered principal of Ridgewood Securities and became the Chairman of the Board of Ridgewood Capital on its organization in 1998. He also is Chairman of the Board of the Ridgewood Capital Venture Partners I, II, III and IV venture capital funds (collectively "Ridgewood Venture Funds"). In addition, he has been President and sole stockholder of Ridgewood Energy since its inception in October 1982. Prior to forming Ridgewood Energy in 1982, Mr. Swanson was a tax partner at the former New York and Los Angeles law firm of Fulop & Hardee and an officer in the Trust and Investment Division of Morgan Guaranty Trust Company. His specialty is in personal tax and financial planning, including income, estate and gift tax. Mr. Swanson is a member of the New York State and New Jersey bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

     Randall Holmes, age 56, has served as the President and Chief Operating Officer of the Managing Shareholder, RPM, the Trust, the Other Power Trusts and the Ridgewood LLCs since January 1, 2004. Prior to that, he served as the primary outside counsel to and has represented the Managing Shareholder and its affiliates since 1991. Mr. Holmes has over 30 years of acquisition, development, financing and operating experience in the electric generation and other industries. Mr. Holmes previously was counsel to Downs Rachlin Martin PLLC in Vermont ("DRM"), to DeForest & Duer in New York and to Chadbourne & Parke in New York. Mr. Holmes was also President of the Pepsi-Cola Operating Company of
Chesapeake and Indianapolis and was Vice President of Advanced Medical Technologies. He was also a Partner with the New York law firm of Barrett Smith Schapiro Simon & Armstrong where he specialized in financing transactions, acquisitions and tax planning. DRM is one of the primary outside counsel to the Trust, Managing Shareholder and their affiliates. Immediately prior to being appointed President and Chief Operating Officer, Mr. Holmes was counsel to DRM. He has maintained a minor consulting relationship with DRM in which he may act as a paid advisor to DRM on certain matters that are unrelated to Ridgewood. Such relationship will not require a significant amount of Mr. Holmes' time and it is expected that such relationship will not adversely affect his duties as President and Chief Operating Officer.

     Robert L. Gold, age 45, has served as Executive Vice President of the Managing Shareholder, RPM, the Trust, the Other Power Trusts and the Ridgewood LLCs since their respective inceptions. He has been President of Ridgewood Capital since its organization in 1998. As such, he is President of the Ridgewood Venture Funds. He has served as Vice President and General Counsel of Ridgewood Securities Corporation since he joined the firm in December 1987. Mr. Gold has also served as Executive Vice President of Ridgewood Energy since October 1990. He served as Vice President of Ridgewood Energy from December 1987 through September 1990. For the two years prior to joining Ridgewood Energy and Ridgewood Securities Corporation, Mr. Gold was a corporate attorney in the law firm of Cleary, Gottlieb, Steen & Hamilton in New York City where his experience included mortgage finance, mergers and acquisitions, public offerings, tender offers, and other business legal matters. Mr. Gold is a member of the New York State bar. He is a graduate of Colgate University and New York University School of Law.

     Daniel V. Gulino, age 43, is Senior Vice President and General Counsel of the Managing Shareholder, RPM, Ridgewood Capital, the Trust, Other Power Trusts and the Ridgewood LLCs. He began his legal career as an associate for Pitney, Hardin, Kipp & Szuch, a large New Jersey law firm, where his experience included corporate acquisitions and transactions. Prior to joining Ridgewood, Mr. Gulino was in-house counsel for several large electric utilities, including GPU, Inc., Constellation Power Source, Inc. and PPL Resources, Inc., where he specialized in non-utility generation projects, independent power and power marketing transactions. Mr. Gulino also has experience with the electric and natural gas purchasing of industrial organizations, having worked as in-house counsel for Alumax, Inc. (now part of Alcoa) where he was responsible for, among other things, Alumax's electric and natural gas purchasing program. Mr. Gulino is a member of the New Jersey State Bar and Pennsylvania State Bar. He is a graduate of Fairleigh Dickinson University and Rutgers University School of Law - Newark.

     Christopher I. Naunton, 39, is the Vice President and Chief Financial Officer of the Managing Shareholder, RPM, the Trust, Other Power Trusts and the Ridgewood LLCs since April 2000. From February 1998 to April 2000, he was Vice President of Finance of an affiliate of the Managing Shareholder. Prior to that time, he was a senior manager at the predecessor accounting firm of PricewaterhouseCoopers LLP. Mr. Naunton's professional qualifications include his certified public accountant qualification in Pennsylvania, membership in the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants. He holds a Bachelor of Science degree in Business Administration from Bucknell University (1986).

     Mary Lou Olin, age 51, has served as Vice President of the Managing Shareholder, RPM, Ridgewood Capital, the Trust, the Other Power Trusts, and the Ridgewood LLCs since their respective inceptions. She has also served as Vice President of Ridgewood Energy since October 1984, when she joined the firm. Her primary areas of responsibility are investor relations, communications and administration. Prior to her employment at Ridgewood Energy, Ms. Olin was a Regional Administrator at McGraw-Hill Training Systems where she was employed for two years. Prior to that, she was employed by RCA Corporation. Ms. Olin has a Bachelor of Arts degree from Queens College.

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

     (e) Corporate Trustee

     The Corporate Trustee of the Trust is Christiana Bank & Trust Company. Legal title to Trust Property is in the name of the Trust. Christiana Bank is also a trustee of the Other Power Trusts. The principal office of Christiana Bank is 1314 King Street, Wilmington, DE 19801.

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


    (h). Code of Ethics.

     The Managing Shareholder has adopted a Code of Ethics in March 2004 for itself, the Trust, Other Power Trusts, Ridgewood LLCs and affiliates. The Code of Ethics is attached hereto as Exhibit 10U.

Item 11.  Executive Compensation.

     The Managing Shareholder compensates its officers without additional payments by the Trust. The Trust will reimburse RPM at cost for services provided by RPM's employees. Information as to the fees payable to the Managing Shareholder and certain affiliates is contained at Item 13 - Certain Relationships and Related Transactions.

     Christiana, the Corporate Trustee of the Trust, is not entitled to compensation for serving in such capacity, but is entitled to be reimbursed for Trust expenses incurred by it, which are properly reimbursable under the Declaration.

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

     In 2003 and 2002, as stated at Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters, as well as in prior years, the Trust made distributions to the Managing Shareholder (which is a member of the Board of the Trust) as stated at Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters. In addition, the Trust and its subsidiaries paid fees and reimbursements to the Managing Shareholder and its affiliates as follows:


                      2003      2002       2001       2000       1999

Managing
Shareholder         $108,407  $117,058   $177,727  $   -0-      $55,607
RPM Cost
Reimbursements     2,486,469 2,862,273  2,955,915  3,032,954  2,841,952

     The management fee, payable monthly under the Management Agreement at the annual rate of 2.5% of the Trust's prior year net asset value, began on the date the first Project was acquired and compensates the Managing Shareholder for certain management, administrative and advisory services for the Trust. Under the Declaration of Trust, the annual rate fell to 1.5% per year beginning February 1, 1999. Beginning April, 1999, the Managing Shareholder waived the fee. Effective January 1, 2001, it resumed payment of the management fee at the 1.5% of net asset value annual rate.

     In addition to the foregoing, the Trust reimbursed the Managing Shareholder at cost for expenses and fees of unaffiliated persons engaged by the Managing Shareholder for Trust business. Payroll and other costs of operation of the Trust's Projects are reimbursed to RPM. The reimbursements to RPM, which do not exceed its actual costs and allocable overhead, are described at Item 10(g) - Directors and Executive Officers of the Registrant -- RPM.

     Other information in response to this item is reported in response to Item 11 -- Executive Compensation, which information is incorporated by reference into this Item 13.

Item 14.  Principal Accountant Fees and Services

Audit Fees

     The aggregate audit fees billed for professional services rendered by Perelson Weiner LLP for the audit of the Company's annual financial statements for the year ended December 31, 2003 were approximately $26,000. The aggregate audit fees billed for professional services rendered by PricewaterhouseCoopers LLP for the audit of the Company's annual financial statements and financial statements included in the Company's Quarterly Reports on Form 10-Q for the years ended December 31, 2003 and 2002 were approximately $20,000 and $32,000, respectively.


     Tax Fees

     The aggregate fees billed for all tax services rendered by Perelson Weiner LLP for the year ended December 31, 2003 were approximately $25,000. There were no tax services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2003 and 2002. Tax services principally include tax compliance, tax advice and planning (including foreign tax services, as well as tax planning strategies for the preservation of net operating loss carryforwards).

     Audit Related Fees

     None.


     All Other Fees

     None.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

The following documents are filed as part of this report:

(a) Financial Statements.

     See the Index to Financial Statements in Item 8 hereof.

(b) Reports on Form 8-K.

      The Registrant filed a Form 8-K with the Commission on January 20, 2004 indicating that the Trust changed its Certifying Accountants by dismissing PrcewaterhouseCoopers LLP and engaging Perselson Weiner LLP.


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

      10U.   Code of Ethics, adopted March 1, 2004.

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

By:/s/ Robert E. Swanson    Chief Executive Officer           April 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ Robert E. Swanson    Chief Executive Officer        April 14, 2004
Robert E. Swanson

By:/s/ Christopher Naunton  Vice President and                April 14, 2004
 Christopher Naunton        Chief Financial
                            Officer

RIDGEWOOD RENEWABLE POWER LLC  Managing Shareholder           April 14, 2004
By:/s/ Robert E. Swanson    Chief Executive Officer
Robert E. Swanson

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

           (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Annual Report is being prepared;

           (b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in the Annual Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by the Annual Report based on such evaluation; and

           (c) Disclosed in the Annual Report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

 5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and senior management:

           (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

           (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.



Date: April 14, 2004
/s/   Robert E. Swanson
------------------------
Robert E. Swanson
Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

           (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Annual Report is being prepared;

           (b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in the Annual Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by the Annual Report based on such evaluation; and

           (c) Disclosed in the Annual Report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and senior management:

            (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

            (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.



Date: April 14, 2004
/s/   Christopher I. Naunton
----------------------------
Christopher I. Naunton
Chief Financial Officer