Form 10-Q
period 2004-03-31
RIDGEWOOD ELECTRIC POWER TRUST II
filed 2004-10-15
CIK 895993

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.


                  For the quarterly period ended March 31, 2004

                         Commission file Number 0-21304

                        RIDGEWOOD ELECTRIC POWER TRUST II
            (Exact name of registrant as specified in its charter.)

            Delaware                                   22-3206429
        (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)               Identification No.)

   1314 King Street, Wilmington, Delaware                         19801
   -------------------------------------------------------------------------
   (Address of principal executive offices)                    (Zip Code)

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









                        Ridgewood Electric Power Trust II

                        Consolidated Financial Statements

                                 March 31, 2004

Ridgewood Electric Power Trust II
Consolidated Balance Sheets (unaudited)
-----------------------------------------------------------------------------



                                                      March 31,     December 31,
                                                        2004            2003
                                                     -----------    ------------
Assets:
Cash and cash equivalents ........................   $ 1,022,166    $ 1,218,009
Trade receivables ................................       231,365        224,497
Current portion of unrealized gain
 on gas purchase contract ........................       194,685        217,583
Due from affiliates ..............................        41,085         16,628
Other current assets .............................        46,489         41,569
                                                     -----------    -----------
       Total current assets ......................     1,535,790      1,718,286

Note receivable from transfer of investment
 in Limited Partnership
 interests under contractual agreements ..........       674,462        807,795

Plant and equipment ..............................     3,441,432      3,441,432
Accumulated depreciation .........................    (1,926,894)    (1,870,552)
                                                     -----------    -----------
                                                       1,514,538      1,570,880
                                                     -----------    -----------

Electric power sales contract ....................     3,032,000      3,032,000
Accumulated amortization .........................    (1,121,840)    (1,091,520)
                                                     -----------    -----------
                                                       1,910,160      1,940,480
                                                     -----------    -----------

Unrealized gain on gas purchase contract,
 net of current portion ..........................       525,819        270,319
                                                     -----------    -----------

        Total assets .............................   $ 6,160,769    $ 6,307,760
                                                     -----------    -----------

Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses ............   $    99,252    $   150,611
Due to affiliates ................................        98,268         83,857
                                                     -----------    -----------
         Total current liabilities ...............       197,520        234,468

Commitments and contingencies ....................          --             --

Shareholders' Equity:
Shareholders' equity (235.3775 investor
 shares issued and outstanding) ..................     6,104,860      6,213,803
Managing shareholder's accumulated deficit
 (1 management share issued and outstanding) .....      (141,611)      (140,511)
                                                     -----------    -----------
        Total shareholders' equity ...............     5,963,249      6,073,292
                                                     -----------    -----------

        Total liabilities and shareholders' equity   $ 6,160,769    $ 6,307,760
                                                     -----------    -----------




       See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust II
Consolidated Statements of Operations(unaudited)
-------------------------------------------------------------------------------

                                         Three Months Ended
                                      -----------------------
                                       March 31,    March 31,
                                         2004         2003
                                      ---------    ---------
Power generation revenue ..........   $ 633,214    $ 668,814

Cost of sales, including
 depreciation and amortization
 of $86,662 and $87,947 in 2004
   and 2003 .......................     554,905      584,027
                                      ---------    ---------

Gross profit ......................      78,309       84,787
                                      ---------    ---------

General and administrative
 expenses .........................      40,126       39,358
Management fee paid to
 managing shareholder .............      22,776       27,102
                                      ---------    ---------
     Total other operating expenses      62,902       66,460
                                      ---------    ---------

Income from operations ............      15,407       18,327
                                      ---------    ---------

Other income (expense):
   Interest income ................       1,331        8,058
   Unrealized gain on gas purchase
      contract, net ...............     232,602         --
    Other expense .................      (2,750)      (2,622)
                                      ---------    ---------
     Other income (expense), net ..     231,183        5,436
                                      ---------    ---------

Net income ........................   $ 246,590    $  23,763
                                      ---------    ---------












          See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust II
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
------------------------------------------------------------------------------

                                                   Managing
                                  Shareholders    Shareholder      Total
                                  -----------    ------------   ------------

Shareholders' equity (deficit),
 December 31, 2003 ............   $ 6,213,803    $  (140,511)   $ 6,073,292

Cash distributions ............      (353,067)        (3,566)      (356,633)

Net income for the period
                                      244,124          2,466        246,590
                                  -----------    -----------    -----------

Shareholders' equity (deficit),
 March 31, 2004 ...............   $ 6,104,860    $  (141,611)   $ 5,963,249
                                  -----------    -----------    -----------




























         See accompanying notes to the consolidated financial statements

Ridgewood Electric Power Trust II
Consolidated Statements of Cash Flows (unaudited)
---------------------------------------------------------------------------


                                                         Three Months Ended
                                                       March 31,     March 31,
                                                         2004           2003
                                                     -----------    -----------

Cash flows from operating activities:
     Net income ..................................   $   246,590    $    23,763
                                                     -----------    -----------

     Adjustments to reconcile net income to
      net cash flows from operating
      activities:
     Depreciation and amortization ...............        86,662         87,947
       Unrealized gain on gas purchase contract ..      (232,602)          --
     Changes in assets and liabilities:
       (Increase) in trade receivables ...........        (6,868)          (908)
       (Increase) decrease in other current assets        (4,920)        11,790
       (Decrease) in accounts payable and
         accrued expenses ........................       (51,357)      (195,443)
       (Decrease) in due to/from affiliates, net .       (10,048)        (1,294)
                                                     -----------    -----------
         Total adjustments .......................      (219,133)       (97,908)
                                                     -----------    -----------
         Net cash provided by (used in)
          operating activities ...................        27,457        (74,145)
                                                     -----------    -----------

Cash flows from investing activities:
     Proceeds from note receivable ...............          --          137,381
     Cash received from transfer of investments ..       133,333        133,333
                                                     -----------    -----------
         Net cash provided by investing activities       133,333        270,714
                                                     -----------    -----------


Cash flows from financing activities:
     Cash distributions to shareholders ..........      (356,633)      (356,633)
                                                     -----------    -----------
        Net cash used in financing activities ....      (356,633)      (356,633)
                                                     -----------    -----------

Net decrease in cash and cash equivalents ........      (195,843)      (160,064)
Cash and cash equivalents, beginning of year .....     1,218,009      1,348,825
                                                     -----------    -----------
Cash and cash equivalents, end of period .........   $ 1,022,166    $ 1,188,761
                                                     -----------    -----------









       See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust II
Notes to the Consolidated Financial Statements (unaudited)
-----------------------------------------------------------------------------

1. General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in Ridgewood Electric Power Trust II's consolidated financial statements included in the 2003 Annual Report on Form 10-K, which should be read in conjunction with these consolidated financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.

The consolidated financial statements include the accounts of the Trust and the limited partnerships owning the Monterey and California Pumping Projects.

2.   New Accounting Standards and Disclosures

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

FIN 46
In December 2003, the FASB issued FASB  Interpretation No. 46, (Revised December
2003) "Consolidation of Variable Interest Entities" ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 31, 2003, and apply in the first fiscal period ending after March 15, 2004, for variable interest entities created prior to January 1, 2004. The Trust adopted the disclosure provisions of FIN 46 effective December 31, 2002, with no material impact to the consolidated financial statements. The Trust implemented the full provisions of FIN 46 effective January 1, 2004 with no material impact to the consolidated financial statements.


SFAS 149
In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Trust adopted SFAS 149 effective July 1, 2003, resulting in the Trust recording an asset at fair value and an unrealized gain on its gas purchase and re-sale agreements.

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

3. Related Party Transactions

From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest. At March 31, 2004 and December 31, 2003, the Trust had outstanding payables and receivables, with the following affiliates:

                                      Due From              Due To
                               ---------------------- ---------------------
                               March 31, December 31, March 31, December 31,
                                  2004      2003      2004      2003
                                 -------  --------   -------  --------
Ridgewood Power Management LLC   $  --     $  --     $97,554   $83,148
Other affiliates .............    41,085    16,628       714       709
                                 -------   -------   -------   -------
         Total ...............   $41,085   $16,628   $98,268   $83,857
                                 =======   =======   =======   =======



4. Financial Information by Business Segment

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

The financial data for business segments are as follows:



                                              Wholesale
                             --------------------------------------------
                                For the Three Months Ended March 31,
                             --------------------------------------------
                                    2004                    2003
                             --------------------    --------------------

Revenue                                $577,172                $556,114
Depreciation and
  amortization                           61,125                  61,512
Operating income                        130,816                 121,959
Total assets                          4,202,713               3,714,573
Capital expenditures                      ---                     ---


                                                 Retail
                             ---------------------------------------------
                                 For the Three Months Ended March 31,
                             ---------------------------------------------
                                    2004                  2003
                             --------------------    ---------------

Revenue                                 $56,042           $112,700
Depreciation and
  amortization                           25,537             26,435
Operating loss                          (54,027)           (40,370)
Total assets                            205,448            342,719
Capital expenditures                        ---                ---


                                               Corporate
                             ---------------------------------------------
                                 For the Three Months Ended March 31,
                             ---------------------------------------------
                                    2004                  2003
                             --------------------    ---------------

Revenue                                $    ---              $    ---
Depreciation and
  amortization                              ---                   ---
Operating loss                          (61,382)              (63,262)
Total assets                          1,728,151             2,977,511
Capital expenditures                        ---                   ---


                                                 Total
                             ---------------------------------------------
                                 For the Three Months Ended March 31,
                             ---------------------------------------------
                                    2004                  2003
                             --------------------    ---------------

Revenue                                $633,214           $668,814
Depreciation and
  amortization                           86,662             87,947
Operating income                         15,407             18,327
Total assets                          6,160,769          7,034,803
Capital expenditures                        ---                ---

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar amounts in this discussion are rounded to the nearest $1,000.

Introduction

The consolidated financial statements include the accounts of the Trust and the limited partnerships owning the Monterey and California Pumping Projects.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to "Significant Accounting Policies" in Item 7 of the Trust's 2003 Form 10-K. There have been no substantive changes to those policies and estimates.

Results of Operations

Power generation revenue decreased $36,000, or 5.7%, to $633,000 in the first quarter of 2004 compared to $699,000 in the first quarter of 2003. The decrease is primarily due to the decrease in customer base and the reduced rates charged to the California Pumping project's customers as a result of the change in current market conditions.

Cost of sales decreased $29,000 to $555,000 in the first quarter of 2004 compared to $584,000 in the first quarter of 2003. The decrease is primarily the result of the decrease in the operations of the California Pumping projects. In addition, the Monterey project records and pays for its natural gas on a net basis (contracted purchase quantities less contracted re-sale quantities). As a result, cost of sales is net of the realized gains received from the re-sale of contracted quantities of natural gas by the Monterey project to its supplier. Net fuel expense for the first quarter of 2004 was consistent with the prior year.

Gross profit for the first quarter of 2004 was consistent with the prior year.

General and administrative expenses of $40,000 for the first quarter of 2004 were consistent with the first quarter of 2003.

The management fee for the first quarter of 2004 was $23,000 compared to $27,000 for the first quarter of 2003. The decrease is the result of the Trust's lower net asset balance.

Interest income decreased by $7,000 to $1,000 for the first three months of 2004 due to lower average cash balances.

In accordance with SFAS 149, which became effective July 1, 2003, the Trust recorded an unrealized gain of $233,000 in the first quarter of 2004 principally as a result of an increase in the fair value of its gas purchase contracts.

Liquidity and Capital Resources

Cash provided by operating activities for the three months ended March 31, 2004 was $27,000 as compared to cash used of $74,000 for the three months ended March 31, 2003. The increase in cash flow from operating activities is primarily due to the lower balance of accrued liabilities, thus reducing the Trust's cash requirements.

Cash provided by investing activities for the first quarter of 2004 decreased to $133,000 from $271,000 for the first quarter of 2003. The decrease is due to the $138,000 of proceeds received from notes receivable, which was paid in full in the second quarter of 2003.

Cash used in financing activities was $357,000 for the first three months of 2004 and 2003. The $357,000 represents the distributions made to shareholders in each year.

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

                                RIDGEWOOD ELECTRIC POWER TRUST II
                                Registrant

October 14, 2004                By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)

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

          (b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in the quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

          (c) Disclosed in this quarterly report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and senior management:

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



Date: October 14, 2004

/s/   Robert E. Swanson
-----------------------
Robert E. Swanson
Chief Executive Officer

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

          (b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in the quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

          (c) Disclosed in this quarterly report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and senior management:

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


Date: October 14, 2004

/s/   Christopher I. Naunton
----------------------------
Christopher I. Naunton
Chief Financial Officer