Form 10-Q
period 2004-06-30
RIDGEWOOD ELECTRIC POWER TRUST II
filed 2004-10-15
CIK 895993

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.


                  For the quarterly period ended June 30, 2004

                         Commission file Number 0-21304

                        RIDGEWOOD ELECTRIC POWER TRUST II
            (Exact name of registrant as specified in its charter.)

             Delaware                                22-3206429
             ---------                               -----------
           (State or other jurisdiction of          (I.R.S. Employer
            incorporation or organization)           Identification No.)

   1314 King Street, Wilmington, Delaware                         19801
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









                        Ridgewood Electric Power Trust II

                        Consolidated Financial Statements

                                  June 30, 2004

Ridgewood Electric Power Trust II
Consolidated Balance Sheets (unaudited)
------------------------------------------------------------------------------



                                                      June 30,     December 31,
                                                       2004            2003
                                                    -----------    -----------
Assets:
Cash and cash equivalents .......................   $   773,645    $ 1,218,009
Trade receivables ...............................       289,566        224,497
Current portion of unrealized gain
  on gas purchase contract ......................       459,434        217,583
Due from affiliates .............................        17,715         16,628
Other current assets ............................        13,508         41,569
                                                    -----------    -----------
       Total current assets .....................     1,553,868      1,718,286

Note receivable from transfer of
 investment in Limited Partnership
 interests under contractual agreements .........       607,795        807,795

Plant and equipment .............................     3,441,432      3,441,432
Accumulated depreciation ........................    (1,983,235)    (1,870,552)
                                                    -----------    -----------
                                                      1,458,197      1,570,880
                                                    -----------    -----------

Electric power sales contract ...................     3,032,000      3,032,000
Accumulated amortization ........................    (1,152,160)    (1,091,520)
                                                    -----------    -----------
                                                      1,879,840      1,940,480
                                                    -----------    -----------

Unrealized gain on gas purchase contract,
 net of current portion .........................       554,830        270,319
                                                    -----------    -----------

        Total assets ............................   $ 6,054,530    $ 6,307,760
                                                    -----------    -----------

Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses ...........   $    95,406    $   150,611
Due to affiliates ...............................        86,829         83,857
                                                    -----------    -----------
       Total current liabilities ................       182,235        234,468

Commitments and contingencies ...................          --             --

Shareholders' Equity:
Shareholders' equity (235.3775 investor
 shares issued and outstanding) .................     6,014,816      6,213,803
Managing shareholder's accumulated deficit
 (1 management share issued and outstanding) ....      (142,521)      (140,511)
                                                    -----------    -----------
       Total shareholders' equity ...............     5,872,295      6,073,292
                                                    -----------    -----------

       Total liabilities and shareholders' equity   $ 6,054,530    $ 6,307,760
                                                    -----------    -----------




    See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust II
Consolidated Statements of Operations (unaudited)
-----------------------------------------------------------------------------

                            Six Months Ended              Three Months Ended
                       --------------------------    --------------------------
                         June 30,       June 30,       June 30,       June 30,
                           2004           2003           2004           2003
                       -----------    -----------    -----------    -----------

Power generation
 revenue ...........   $ 1,266,211    $ 1,275,380    $   632,997    $   606,566
Cost of sales ......     1,159,544      1,202,452        604,639        618,425
                       -----------    -----------    -----------    -----------

Gross profit (loss)        106,667         72,928         28,358        (11,859)
                       -----------    -----------    -----------    -----------

General and
 administrative
 expenses ..........        75,224         73,521         35,098         34,163
Management fee
 paid to managing
 shareholder .......        45,550         54,204         22,774         27,102
                       -----------    -----------    -----------    -----------
   Total other
    operating
    expenses .......       120,774        127,725         57,872         61,265
                       -----------    -----------    -----------    -----------

Loss from operations       (14,107)       (54,797)       (29,514)       (73,124)
                       -----------    -----------    -----------    -----------

Other income
 (expense):
  Interest income ..         2,414         12,239          1,083          4,181
  Other income
  (expense) ........        (2,400)        (3,388)           350           (766)
   Unrealized gain
    on gas purchase
    contract, net ..       526,362           --          293,760           --
                       -----------    -----------    -----------    -----------
     Other income
      (expense), net       526,376          8,851        295,193          3,415
                       -----------    -----------    -----------    -----------

Net income (loss) ..   $   512,269    $   (45,946)   $   265,679    $   (69,709)
                       -----------    -----------    -----------    -----------














     See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust II
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
------------------------------------------------------------------------------

                                                  Managing
                                  Shareholders   Shareholder       Total
                                  -----------    ------------   -------------

Shareholders' equity (deficit),
 December 31, 2003 ............   $ 6,213,803    $  (140,511)   $ 6,073,292

Cash distributions ............      (706,133)        (7,133)      (713,266)

Net income for the period
                                      507,146          5,123        512,269
                                  -----------    -----------    -----------
Shareholders' equity (deficit),
 June 30, 2004 ................   $ 6,014,816    $  (142,521)   $ 5,872,295
                                  -----------    -----------    -----------






















         See accompanying notes to the consolidated financial statements

Ridgewood Electric Power Trust II
Consolidated Statements of Cash Flows (unaudited)
------------------------------------------------------------------------------


                                                           Six Months Ended
                                                         June 30,      June 30,
                                                           2004          2003
                                                       -----------    ---------
Cash flows from operating activities:
     Net income (loss) ...........................   $   512,269    $   (45,946)
                                                     -----------    -----------

     Adjustments to reconcile net income (loss)
      to net cash flows from operating
      activities:
     Depreciation and amortization ...............       173,323        175,897
     Unrealized gain on gas purchase contract ....      (526,362)          --
     Changes in assets and liabilities:
       Decrease in restricted cash ...............          --          550,000
       (Increase) in trade receivables ...........       (65,069)       (36,875)
       Decrease in other current assets ..........        28,061         23,043
       (Decrease) in accounts payable
        and accrued expenses .....................       (55,205)      (154,821)
       Increase in due to/from affiliates, net ...         1,885          9,032
                                                     -----------    -----------
         Total adjustments .......................      (443,367)       566,276
                                                     -----------    -----------
       Net cash provided by operating activities .        68,902        520,330
                                                     -----------    -----------

Cash flows from investing activities:
     Proceeds from note receivable ...............          --          230,501
     Proceeds from note receivable
      from transfer of investment
         in Limited Partnership interests ........       200,000        200,000
                                                     -----------    -----------
       Net cash provided by investing activities .       200,000        430,501
                                                     -----------    -----------

Cash flows from financing activities:
     Cash distribution to shareholders ...........      (713,266)      (713,267)
                                                     -----------    -----------
        Net cash used in financing activities ....      (713,266)      (713,267)
                                                     -----------    -----------

Net (decrease) increase in cash
 and cash equivalents ............................      (444,364)       237,564
Cash and cash equivalents, beginning of year .....     1,218,009      1,348,825
                                                     -----------    -----------
Cash and cash equivalents, end of period .........   $   773,645    $ 1,586,389
                                                     -----------    -----------













    See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust II
Notes to the Consolidated Financial Statements (unaudited)
------------------------------------------------------------------------------

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

SFAS 149
In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Trust adopted SFAS 149 effective July 1, 2003, resulting in the Trust recording an asset at fair value and an unrealized gain of $526,362 on its gas purchase and re-sale agreements for the six months ended June 30, 2004.

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

3. Related Party Transactions

From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest. At June 30, 2004 and December 31, 2003, the Trust had outstanding payables and receivables, with the following affiliates:


                                      Due From            Due To
                                -------------------- ---------------------
                                June 30, December 31, June 30, December 31,
                                  2004      2003       2004     2003
                                 -------   -------   -------   -------
Ridgewood Power Management LLC   $  --     $  --     $86,115   $83,148
Other affiliates .............    17,715    16,628       714       709
                                 -------   -------   -------   -------
         Total ...............   $17,715   $16,628   $86,829   $83,857
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

The financial data for business segments are as follows:




                                    Wholesale Power Sales
                          Six Months Ended          Three Months Ended
                       -----------------------   ------------------------
                        June 30,     June 30,     June 30,      June 30,
                          2004         2003         2004          2003
                       ----------   ----------   ----------   -----------
Revenue ............   $1,067,125   $1,030,633   $  489,953   $  474,519
Depreciation and
 amortization ......      122,250      123,376       61,125       61,864
Operating income ...      175,984      130,561       45,168        8,602
Capital expenditures         --           --           --           --



                                      Retail Power Sales
                          Six Months Ended         Three Months Ended
                       ----------------------    ----------------------
                       June 30,     June 30,     June 30,     June 30,
                         2004         2003         2004         2003
                       ---------    ---------    ---------    ---------
Revenue ............   $ 199,086    $ 244,747    $ 143,044    $ 132,047
Depreciation and
 amortization ......      51,073       52,521       25,536       26,086
Operating loss .....     (72,163)     (60,689)     (18,136)     (20,319)
Capital expenditures        --             --           --           --



                                            Corporate
                            Six Months Ended          Three Months Ended
                        ------------------------   ----------------------
                        June 30,       June 30,     June 30,     June 30,
                          2004           2003         2004        2003
                        ----------    ----------   ---------    --------
Revenue ............    $     --      $    --      $    --       $   --
Depreciation and
 amortization ......          --           --           --           --
Operating loss .....    (117,928)    (124,669)     (56,546)     (61,407)
Capital expenditures          --           --           --           --



                                               Total
                             Six Months Ended           Three Months Ended
                       --------------------------    --------------------------
                        June 30,        June 30,      June 30,        June 30,
                          2004            2003          2004            2003
                       -----------     ----------    -----------    -----------
Revenue ............   $ 1,266,211    $ 1,275,380    $   632,997    $   606,566
Depreciation and
 amortization ......       173,323        175,897         86,661         87,950
Operating loss .....       (14,107)       (54,797)       (29,514)       (73,124)
Capital expenditures          --             --             --             --

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

Results of Operations

Three Months  Ended June 30,  2004,  Compared to the Three Months Ended June 30,
2003

Power generation revenue for the second quarter of 2004 increased $26,000 to $633,000. The increase is attributed to the slight increase in both the Monterey and California Pumping projects revenues.

Cost of sales decreased $14,000 to $605,000 in the second quarter of 2004 compared to $619,000 in the second quarter of 2003. The decrease is primarily the result of the decrease in the maintenance expenses of the Monterey and California Pumping projects. In addition, the Monterey project records and pays for its natural gas on a net basis (contracted purchase quantities less contracted re-sale quantities). As a result, cost of sales is net of the realized gains received from the re-sale of contracted quantities of natural gas by the Monterey project to its supplier. Net fuel expense for the second quarter of 2004 was consistent with the prior year.

Gross profit increased $40,000 from a loss of $12,000 in the second quarter of 2003 to a profit of $28,000 in the second quarter of 2004. The increase is primarily the result of the small increase in revenue plus the small decrease in cost of sales.

General and administrative expenses and the management fee for the second quarter were consistent with the prior year.

In accordance with SFAS 149, which became effective July 1, 2003, the Trust recorded an unrealized gain of $294,000 in the second quarter of 2004 principally as a result of an increase in the fair value of its gas purchase contracts.

Six Months Ended June 30, 2004, Compared to the Six Months Ended June 30, 2003

Power generation revenue decreased $9,000 to $1,266,000 for the first six months of 2004 compared to $1,275,000 for the same period of 2003. The decrease is primarily due to the decrease in customer base and the reduced rates charged to the California Pumping project's customers as a result of the change in current market conditions, partially offset by the increase in generation from the Monterey project.

Cost of sales decreased $43,000 to $1,160,000 in the first half of 2004 compared to $1,203,000 in the first half of 2003. The decrease is primarily the result of the decrease in the operations of the California Pumping projects. In addition, the Monterey project records and pays for its natural gas on a net basis (contracted purchase quantities less contracted re-sale quantities). As a result, cost of sales is net of the realized gains received from the re-sale of contracted quantities of natural gas by the Monterey project to its supplier. Net fuel expense for the first half of 2004 was consistent with the prior year.

Gross profit increased from $73,000 for the six months ended June 2003, to $107,000 for the six months ended June 2004. The increase is due to the Monterey and California Pumping projects incurring lower maintenance expenses as compared to the prior year.

General and administrative expenses for the first six months of 2004 were consistent with the prior year.

The management fee for the first half of 2004 was $46,000 compared to $54,000 for the first half of 2003. The decrease is the result of the Trust's lower net asset balance.

Interest income decreased from $12,000 for the first half of 2003 to $2,000 for the first half of 2004 due to the lower principle balance remaining on the outstanding note receivable.

In accordance with SFAS 149, which became effective July 1, 2003, the Trust recorded an unrealized gain of $526,000 in the first half of 2004 principally as a result of an increase in the fair value of its gas purchase contracts.

Liquidity and Capital Resources

Cash provided by operating activities was $520,000 for the six months ended June 30, 2003, compared to $69,000 in the current year. The decrease in cash flow is primarily due to the release of restricted cash during the second quarter of 2003. The Trust had $550,000 invested in certificates of deposit to support a stand-by letter of credit issued to a vendor in connection with the purchase of natural gas, which was no longer required.

Cash provided by investing activities for the first half of 2004 decreased to $231,000 from $431,000 for the first six months of 2003. The decrease in cash flow is due to the $231,000 of proceeds received from notes receivable, which was paid in full in the second quarter of 2003.

Cash used in financing activities was $713,000 for the first six months of 2004 and 2003. The $713,000 represents the distributions made to shareholders in each year.

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