Form 10-Q
period 2004-09-30
RIDGEWOOD ELECTRIC POWER TRUST II
filed 2004-12-10
CIK 895993

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.


                For the quarterly period ended September 30, 2004

                         Commission file Number 0-21304

                        RIDGEWOOD ELECTRIC POWER TRUST II
              (Exact name of registrant as specified in its charter.)


   Delaware                                                      22-3206429
   --------                                                      ----------
   (State or other jurisdiction of                             (I.R.S. Employer
   incorporation or organization)                            Identification No.)


   1314 King Street, Wilmington, Delaware              19801
   ---------------------------------------------------------
   (Address of principal executive offices)        (Zip Code)

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









                        Ridgewood Electric Power Trust II

                        Consolidated Financial Statements

                               September 30, 2004

Ridgewood Electric Power Trust II
Consolidated Balance Sheets (unaudited)
-------------------------------------------------------------------------------



                                                   September 30,    December 31,
                                                        2004            2003
                                                   --------------  ------------
Assets:
Cash and cash equivalents ......................    $   530,095     $ 1,218,009
Trade receivables ..............................        265,638         224,497
Current portion of unrealized gain on gas
 purchase contract .............................        757,582         217,583
Due from affiliates ............................           --            16,628
Other current assets ...........................         63,768          41,569
                                                    -----------     -----------
       Total current assets ....................      1,617,083       1,718,286

Note receivable from transfer of investment
 in Limited Partnership interests under
 contractual agreements ........................        507,795         807,795

Plant and equipment ............................      3,456,749       3,441,432
Accumulated depreciation .......................     (2,039,576)     (1,870,552)
                                                    -----------     -----------
                                                      1,417,173       1,570,880
                                                    -----------     -----------

Electric power sales contract ..................      3,032,000       3,032,000
Accumulated amortization .......................     (1,182,480)     (1,091,520)
                                                    -----------     -----------
                                                      1,849,520       1,940,480
                                                    -----------     -----------

Unrealized gain on gas purchase contract,
 net of current portion ........................        561,361         270,319
                                                    -----------     -----------

        Total assets ...........................    $ 5,952,932     $ 6,307,760
                                                    -----------     -----------

Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses ..........    $   102,370     $   150,611
Due to affiliates ..............................         46,755          83,857
                                                    -----------     -----------
         Total current liabilities .............        149,125         234,468

Commitments and contingencies ..................           --              --

Shareholders' Equity:
Shareholders' equity (235.3775 investor
 shares issued and outstanding) ................      5,947,013       6,213,803
Managing shareholder's accumulated deficit
(1 management share issued and outstanding) ....       (143,206)       (140,511)
                                                    -----------     -----------
         Total shareholders' equity ............      5,803,807       6,073,292
                                                    -----------     -----------

         Total liabilities and shareholders'
           equity ..............................    $ 5,952,932     $ 6,307,760
                                                    -----------     -----------




     See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust II
Consolidated Statements of Operations (unaudited)
--------------------------------------------------------------------------------
                           Nine Months Ended              Three Months Ended
                       --------------------------    --------------------------
                       September 30,  September 30,  September 30, September 30,
                           2004           2003          2004            2003
                       ------------- -------------   ------------- -------------

Power generation
 revenue ............. $ 1,931,163    $ 2,034,773    $   664,952    $   759,393
Cost of sales ........   1,796,590      2,006,328        637,046        803,876
                        -----------    -----------    -----------    -----------

Gross profit (loss) ...    134,573         28,445         27,906        (44,483)

General and
 administrative
  expenses
  Management fee - ....      98,126        103,004         22,904         29,483
 managing shareholder .      68,328         81,305         22,778         27,101

                        -----------    -----------    -----------    -----------
   Total other
    operating expenses      166,454        184,309         45,682         56,584
                        -----------    -----------    -----------    -----------

Loss from operations ..    (31,881)      (155,864)       (17,776)      (101,067)
                        -----------    -----------    -----------    -----------

Other income (expense):
  Interest income .....       3,655         20,192          1,241          7,953
  Other income
  (expense) ...........     (2,400)        (3,687)          --             (299)
  Unrealized gain on
   gas purchase
   contract, net ......     831,041        253,807        304,679        253,807

                        -----------    -----------    -----------    -----------
     Other income
     (expense), net ...     832,296        270,312        305,920        261,461
                        -----------    -----------    -----------    -----------


Net income ............ $   800,415    $   114,448    $   288,144    $   160,394
                        -----------    -----------    -----------    -----------














     See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust II
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
-------------------------------------------------------------------------------

                                                  Managing
                                 Shareholders    Shareholder        Total
                                -------------   -------------  -------------

Shareholders' equity
(deficit), December 31, 2003..    $ 6,213,803    $  (140,511)   $ 6,073,292

Cash distributions ..........     (1,059,201)       (10,699)    (1,069,900)

Net income for the period..           792,411          8,004        800,415
                                  -----------    -----------    -----------

Shareholders' equity
(deficit), September 30, 2004..   $ 5,947,013    $  (143,206)   $ 5,803,807
                                  -----------     -----------    -----------



























    See accompanying notes to the consolidated financial statements

Ridgewood Electric Power Trust II
Consolidated Statements of Cash Flows (unaudited)
-------------------------------------------------------------------------------

                                                Nine Months Ended
                                           September 30,   September 30,
                                                2004           2003
                                          --------------   --------------

Cash flows from operating activities:
     Net income .........................   $   800,415    $   114,448
                                            -----------    -----------

     Non-cash adjustments to reconcile
       net income to net cash flows from
       operating activities:
     Depreciation and amortization ......       259,982        261,756
       Unrealized gain on gas purchase
        contract ........................      (831,041)      (253,807)
     Changes in assets and liabilities:
       Decrease in restricted cash ......          --          550,000
       Increase in trade receivables ....       (41,141)       (66,673)
       Increase in other current assets .       (22,199)       (16,567)
       Decrease in accounts payable and
        accrued expenses ................       (48,239)      (167,201)
       (Decrease)  increase in due
         to/from affiliates, net ........       (20,474)         8,866
                                            -----------    -----------
         Total adjustments ..............      (703,112)       316,374
                                            -----------    -----------
         Net cash provided by operating
          activities ....................        97,303        430,822
                                            -----------    -----------

Cash flows from investing activities:
     Proceeds from note receivable ......          --          277,528
     Proceeds from note receivable from
       transfer of investment in Limited
       Partnership interests ............       300,000        328,333
     Capital expenditures ...............       (15,317)          --
                                            -----------    -----------
         Net cash provided by investing
          activities ....................       284,683        605,861
                                            -----------    -----------


Cash flows from financing activities:
     Cash distribution to shareholders ..    (1,069,900)    (1,069,899)
                                            -----------    -----------
         Net cash used in financing
           activities ...................    (1,069,900)    (1,069,899)
                                            -----------    -----------

Net decrease in cash and cash equivalents      (687,914)       (33,216)
Cash and cash equivalents,
 beginning of year ......................     1,218,009      1,348,825
                                            -----------    -----------
Cash and cash equivalents, end of period    $   530,095    $ 1,315,609
                                            -----------    -----------







     See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust II
Notes to the Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

1. General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in Ridgewood Electric Power Trust II's ("the Trust") consolidated financial statements included in the 2003 Annual Report on Form 10-K, which should be read in conjunction with these consolidated financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation. This had no effect on income.

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


SFAS 149
In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Trust adopted SFAS 149 effective July 1, 2003, resulting in the Trust recording an asset at fair value and an unrealized gain of $831,041 on its gas purchase and re-sale agreements for the nine months ended September 30, 2004.

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

3. Related Party Transactions

From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest. At September 30, 2004 and December 31, 2003, the Trust had outstanding payables and receivables, with the following affiliates:


                           Due From                          Due To
                     --------------------------  -----------------------------
                     September 30,  December 31,  September 30,    December 31,
                         2004           2003         2004               2003
                     ------------   ------------ --------------   ------------
Ridgewood Power
 Management LLC         $ --          $  --          $46,041        $83,148
Other affiliates          --           16,628            714            709
                        ------        -------        -------        -------
         Total .        $ --          $16,628        $46,755        $83,857
                        ======        =======        =======        =======



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

The financial data for business segments are as follows:



                                         Wholesale Power Sales
                              Nine Months Ended           Three Months Ended
                         --------------------------- ---------------------------
                         September 30, September 30, September 30, September 30,
                             2004          2003          2004            2003
                         ------------- ------------- ------------ --------------

Revenue ...............   $1,592,135    $1,556,518    $  525,010     $  525,885
Depreciation and
 amortization .........      183,374       183,348        61,124         59,972
Operating income (loss)      231,821        71,500        55,837        (59,061)
Capital expenditures ..         --            --            --             --



                                          Retail Power Sales
                           Nine Months Ended          Three Months Ended
                       --------------------------- -----------------------------
                        September 30, September 30, September 30,  September 30,
                            2004         2003          2004            2003
                       ------------- -------------- ------------- --------------

Revenue ...............   $ 339,028     $ 478,255     $ 139,942     $ 233,508
Depreciation and
 amortization .........      76,608        78,408        25,535        25,887
Operating income (loss)    (102,326)      (48,168)      (30,163)       12,521
Capital expenditures ..      15,317          --          15,317         --




                                             Corporate
                           Nine Months Ended            Three Months Ended
                      ---------------------------  ----------------------------
                      September 30,  September 30, September 30,  September 30,
                          2004           2003          2004           2003
                      -------------  ------------  -------------  -------------

Revenue ............   $    --       $    --        $    --        $    --

Depreciation and
 amortization ......        --            --             --             --

Operating loss .....    (161,376)     (179,196)       (43,448)      (54,527)
Capital expenditures        --            --             --             --




                                               Total
                            Nine Months Ended          Three Months Ended
                     ---------------------------  ------------------------------
                       September 30, September 30, September 30,   September 30,
                           2004         2003           2004             2003
                     --------------- ------------ -------------- ---------------

Revenue ............   $ 1,931,163    $ 2,034,773    $   664,952    $   759,393
Depreciation and
 amortization ......       259,982        261,756         86,659         85,859
Operating loss .....       (31,881)      (155,864)       (17,776)      (101,067)
Capital expenditures        15,317           --           15,317           --

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

Results of Operations

Three Months Ended September 30, 2004, Compared to the Three Months Ended September 30, 2003

Power generation revenue for the third quarter of 2004 decreased $94,000 to $665,000. The decrease is due to the decrease in customer base and the reduced rates charged to the California Pumping project's customers as a result of the change in current market conditions.

Cost of sales decreased $167,000 to $637,000 in the third quarter of 2004 compared to $804,000 in the third quarter of 2003. The decrease is primarily the result of the decrease in the maintenance expenses of the Monterey and California Pumping projects. In addition, the Monterey project records and pays for its natural gas on a net basis (contracted purchase quantities less contracted re-sale quantities). As a result, cost of sales is net of the realized gains received from the re-sale of contracted quantities of natural gas by the Monterey project to its supplier. Net fuel expense for the third quarter of 2004 was consistent with the prior year.

Gross profit increased $72,000 from a loss of $44,000 in the third quarter of 2003 to a profit of $28,000 in the third quarter of 2004. The increase is primarily the result of the decrease in cost of sales, partially offset by the decrease in revenues.

General and administrative expenses and the management fee for the third quarter were consistent with the prior year.

In accordance with SFAS 149, which became effective July 1, 2003, the Trust recorded an unrealized gain of $305,000 in the third quarter of 2004 compared to $254,000 for the third quarter of 2003, principally as a result of an increase in the fair value of its gas purchase contracts.

Nine Months Ended September 30, 2004, Compared to the Nine Months Ended September 30, 2003

Power generation revenue decreased $104,000 to $1,931,000 for the first nine months of 2004 compared to $2,035,000 for the same period of 2003. The decrease is primarily due to the decrease in customer base and the reduced rates charged to the California Pumping project's customers as a result of the change in current market conditions, partially offset by the increase in generation from the Monterey project.

Cost of sales decreased $209,000 to $1,797,000 for the first nine months of 2004 compared to $2,006,000 for the first nine months of 2003. The decrease is primarily the result of the decrease in the operations of the California Pumping projects. In addition, the Monterey project records and pays for its natural gas on a net basis (contracted purchase quantities less contracted re-sale quantities). As a result, cost of sales is net of the realized gains received from the re-sale of contracted quantities of natural gas by the Monterey project to its supplier. Net fuel expense for the first nine months of 2004 was consistent with the prior year.

Gross profit increased from $28,000 for the nine months ended September 2003, to $135,000 for the nine months ended September 2004. The increase is due to the Monterey and California Pumping projects incurring lower maintenance expenses as compared to the prior year.

General and administrative expenses for the first nine months of 2004 were consistent with the prior year.

The management fee for the first nine months of 2004 was $68,000 compared to $81,000 for the first nine months of 2003. The decrease is the result of the Trust's lower net asset balance.

Interest income decreased from $20,000 for the first nine months of 2003 to $4,000 for the first nine months of 2004 due to the lower principle balance remaining on the outstanding note receivable.

In accordance with SFAS 149, which became effective July 1, 2003, the Trust recorded an unrealized gain of $831,000 for the first nine months of 2004 compared to $254,000 for the first nine months of 2003, principally as a result of an increase in the fair value of its gas purchase contracts.

Liquidity and Capital Resources

Cash provided by operating activities was $431,000 for the nine months ended September 30, 2003, compared to $97,000 in the current year. The decrease in cash flow is primarily due to the release of restricted cash during the second quarter of 2003. The Trust had $550,000 invested in certificates of deposit to support a stand-by letter of credit issued to a vendor in connection with the purchase of natural gas, which was no longer required.

Cash provided by investing activities for the first nine months of 2004 decreased to $285,000 from $606,000 for the first nine months of 2003. The decrease in cash flow is primarily due to the $277,000 of proceeds received from notes receivable, which was paid in full in the third quarter of 2003.

Cash used in financing activities was $1,070,000 for the first nine months of 2004 and 2003. The $1,070,000 represents the distributions made to shareholders in each year.

On June 26, 2003, Ridgewood Renewable Power LLC, the Managing Shareholder of the Trust, entered into a $5,000,0000 Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement allows the Managing Shareholder to obtain loans and letters of credit for the benefit of the trusts and funds that it manages. As part of the agreement, the Trust agreed to limitations on its ability to incur indebtedness and liens and make guarantees. On February 20, 2004, the Managing Shareholder and Wachovia Bank amended the agreement increasing the amount to $6,000,000 and extending the date of expiration from June 30, 2004 to June 30, 2005.

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

                        RIDGEWOOD ELECTRIC POWER TRUST II
                                   Registrant

December 10, 2004                   By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)

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



Date: December 10, 2004

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


Date: December 10, 2004

/s/   Christopher I. Naunton
-----------------------------
Christopher I. Naunton
Chief Financial Officer