Form 10-K
period 2004-12-31
RIDGEWOOD ELECTRIC POWER TRUST II
filed 2005-07-18
CIK 895993

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___ No X

    Exhibit Index is located on Page 27.

PART I

Item 1.  Business.

Forward-looking statement advisory

This Annual Report on Form 10-K, as with some other statements made by Ridgewood Electric Power Trust II (the "Trust") from time to time, includes forward-looking statements. These statements discuss business trends and other matters relating to the Trust's future results and business. In order to make these statements, the Trust has had to make assumptions as to the future. It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Trust in the future may be materially different from the Trust's statements here. Some of the events that could change the statements made herein include changes in political and economic conditions, federal or state regulatory structures, government taxation, spending and budgetary policies, government mandates, demand for electricity and thermal energy, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of generating plants, mechanical breakdowns, volatility in the price for electric energy, natural gas, availability of labor and the willingness of electric utilities to perform existing power purchase agreements in good faith.

The Trust therefore warns readers of this report that they should not rely on these forward-looking statements without considering all of the things that could make them inaccurate. The Trust's other filings with the Securities and Exchange Commission and its offering materials discuss many (but not all) of the risks and uncertainties that might affect these forward-looking statements.

By making these statements now, the Trust is not making any commitment to revise these forward-looking statements to reflect events that happen after the date of this document or to reflect unanticipated future events.

(a) General Development of Business.

The Trust was organized as a Delaware business trust on November 20, 1992 to participate in the development, construction and operation of independent power generating facilities ("Independent Power Projects" or "Projects") and sold shares of beneficial interest in the Trust ("Investor Shares") in a private placement offering (the "Offering") which ended on January 31, 1994, at which time it had raised approximately $23.5 million. Net of offering fees, commissions and expenses, the Offering provided approximately $19.4 million of net funds available for investments in the development and acquisition of Projects. The Trust has 541 record holders of Investor Shares (the "Investors"). As described below in Item 1(c)(2), the Trust (and its subsidiaries) own interests in four Projects.

The Trust made an election to be treated as a "business development company" ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). On February 27, 1993 the Trust notified the Securities and Exchange Commission of that election and registered its shares of beneficial interest (the "Investor Shares") under the Securities Exchange Act of 1934, as amended (the "1934 Act"). On April 29, 1993 the election and registration became effective. Ridgewood Renewable Power LLC (the "Managing Shareholder"), a New Jersey limited liability company, is the managing shareholder of the Trust. The Managing Shareholder has complete control of the day-to-day operation of the Trust and is not regularly elected by the Investors.

As a BDC, the Trust was required to have a board of "independent trustees" that, among other things, reviewed and consented to certain affiliated and other transactions that the Trust may have considered doing. However, because the Trust's funds were fully invested, such transactions were not likely to occur. Moreover, the Trust had become more of an "operating company" as opposed to an "investment company." As a result, there was no further need for the Trust to maintain its BDC status. Therefore, on November 5, 2001, the Trust issued to the owners of Investor Shares (the "Investors") a "Notice of Solicitation of Consents," in which the Trust sought the consent of the Investors to withdraw its election to be treated as a BDC under the 1940 Act and to make certain amendments to the Trust's Declaration of Trust ("Declaration") required due to such withdrawal, including, but not limited to, deleting the section of the Declaration requiring independent trustees. Consents were tabulated at the close of business on January 7, 2002. Based on such tabulation, a majority of Investor Shares consented to such withdrawal and amendments. On January 10, 2002, the Trust filed with the Securities and Exchange Commission a notification to withdraw its election to be treated as a "business development company." As a result of such withdrawal, the Trust now utilizes generally accepted accounting principles for operating companies.

The Trust therefore does not have a "board of directors" that oversees the day-to-day activities of the Trust, the Managing Shareholder serves that role and, accordingly, the Trust does not have an audit committee or a nominating committee as otherwise would be required by the applicable provisions of Sarbanes-Oxley Act of 2002 if the Trust was organized such that it had a board of directors. Accordingly, the Trust's Chief Executive Officer and Chief Financial Officer effectively perform the functions that an audit committee would otherwise perform.

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

In addition, the Trust is affiliated with certain Delaware limited liability companies formed by the Managing Shareholder ("Ridgewood LLCs") and for which the Managing Shareholder acts as Manager. These LLCs are:

o        Ridgewood Renewable PowerBank LLC;
o        Ridgewood Renewable Powerbank II LLC;
o        Ridgewood Renewable PowerBank III LLC; and
o        Ridgewood Renewable PowerBank IV LLC.

(b) Financial Information about Industry Segments.

The Trust operates in only one industry segment: investing in independent power generation and similar energy projects. See Item 8, Financial Statements and Supplementary Data for financial information about Industry Segments.

(c) Narrative Description of Business.

      (1)  General Description.

The Trust was formed to participate in the development, construction and operation of Projects that generate electricity or related forms of energy for sale to manufacturers, utilities and other users. The Trust also may invest in facilities related to those Projects.

      (2)   Projects.

            (i)   Berkshire Project and B-3 Project.

On January 4, 1994, the Trust made an approximately $2.3 million equity investment in Pittsfield Investors Limited Partnership ("PILP"), which was formed to acquire the Berkshire Project, including the assets and business of the Pittsfield Resource Recovery Facility. The Berkshire Project is a waste to energy plant located in Pittsfield, Massachusetts. The Berkshire Project, which has been operating since 1981, burns municipal solid waste supplied by the City of Pittsfield ("Pittsfield"), surrounding communities and other providers. The Trust's partners in the Berkshire Project were subsidiaries of Energy Answers Corporation ("EAC"). EAC made an equity investment of approximately $1.3 million in PILP and also serves as manager and operator of the facility. In addition, on August 31, 1994, the Trust entered into the B-3 Limited Partnership, with affiliates of EAC, the same firm with which the Trust participated in the Berkshire Project. The Trust made an investment of approximately $4 million into the B-3 Limited Partnership to construct a municipal waste transfer station located in Columbia County, New York ("B-3 Project"). The B-3 Project is a waste transfer station where municipal waste collected from nearby towns by smaller, short haul trucks can be transferred to larger, long haul trucks for more efficient transportation of the waste to distant landfills.

The Trust was entitled to an annual preferred distribution of available cash flow, representing revenue from the Berkshire Project, (after funding debt service, debt service reserves and operating and maintenance expenses) in an amount equal to 15% of its investment. With respect to the B-3 Project, the Trust was entitled to receive a cumulative priority return on the Trust investment of 18% per annum, with any shortfalls being carried forward into subsequent years. Due to financial difficulties, distributions from the Berkshire Project ceased in the third quarter of 1998 and did not resume. Moreover, certain key agreements were to expire at the end of 2004, making the Berkshire Project's ability to continue operations thereafter uncertain. As with the Berkshire Project, distributions from the B-3 Project were impaired by repeated extensions of the closing deadlines for some local landfills and capacity expansions at other local landfills. If waste can be cheaply deposited at local landfills, there is less demand for consolidating the waste for transfer to distant sites. As a result, on September 20, 2002 the Trust, sold 100% of its ownership interests in the B-3 Project and the Berkshire Project to EAC. The acquisition agreement provided for the sale of 100% of the Trust's ownership in the two projects in return for $1,200,000 cash and $5,000,000 of interest bearing promissory notes. The notes bear interest at a rate of 10% per annum, and will be repaid over a 17-year term. The notes are collateralized solely by all the assets of the partnerships, without recourse to EAC.

During 2004, EAC has made all required payments under the notes. During 2004, the key agreements of the Berkshire Projects that were scheduled to expire in 2004 were modified and extended. No other material events have occurred during 2004 with respect to these projects.

            (ii)  Monterey Project.

On January 9, 1995, the Trust purchased 100% of the equity interests in Sunnyside Cogeneration Partners, L.P., which owns a 5.5-megawatt cogeneration project located in Salinas, Monterey County, California (the "Monterey Project"). The aggregate purchase price was approximately $5.2 million including transaction costs. The Monterey Project has been operating since 1991 and uses natural gas fired reciprocating engines to generate electricity for sale to Pacific Gas and Electric Company ("PG&E") under a long term contract expiring in 2020 (the "Power Contract"). Thermal energy from the Monterey Project is used to provide warm water to an adjacent greenhouse under a long- term contract that also terminates in 2020. The Monterey Project is operated on behalf of the Trust by its affiliate, Ridgewood Power Management LLC ("RPM").

The Monterey Project is a "Qualifying Facility" or "QF" under the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"). PURPA, among other things, requires utilities to purchase electric power from QFs, including "cogeneration facilities" and "small power producers," and also exempts these QFs from most federal and state utility regulatory requirements. In addition, the price paid by electric utilities under PURPA for electricity produced by QFs is the utility's avoided cost of producing electricity (i.e., the incremental costs the utility would otherwise face to generate electricity itself or purchase electricity from another source). Pursuant to PURPA, and state implementation of PURPA, many electric utilities have entered into long-term power contracts with rates set by contract formulae approved by state regulatory commissions. The Monterey Project entered into such contracts with PG&E. The capacity and energy price paid by PG&E pursuant to the Power Contract were determined pursuant to a contract formula approved by the California Public Utilities Commission ("CPUC") with the energy payment originally based upon a benchmark energy price adjusted for changes over time in a gas index; the so called "Short Run Avoided Cost Methodology" or SRAC. Currently, however, the Monterey Project is operating pursuant to an Amendment to the Power Contract with PG&E, which provide, among other things, that the Monterey Project will receive a fixed energy payment (as well as the required capacity payment) for a term of five (5) years, until approximately August 2006. This amendment was negotiated with PG&E as a result of its bankruptcy and was a negotiated attempt by PG&E to deal fairly with the QFs it had under contract. The Monterey Project operates profitability under the Amendment.

In order to execute the PG&E amendment with a fixed energy price, it was necessary for the Monterey Project to procure its fuel, natural gas, at a fixed price. The Monterey Project procured such supply of natural gas from Coral Energy Services, Inc., ("Coral") a subsidiary of Shell Oil. In addition to the gas supply agreement, Coral and the Monterey Project has a master re-sale agreement, which also expires in August 2006. Such agreement enables the Monterey Project to not take delivery of and sell back to Coral certain amounts of natural gas once predetermined prices have been established. During 2004, the Monterey Project, along with projects owned by Power III, sold back through 2006 to Coral some of the natural gas it had purchased. In 2004, the Monterey Project earned $28,000 from such re-sales. Through 2006, it should earn an additional $227,000 from the re-sale of gas back to Coral. Otherwise during 2004, the Monterey Project operated normally, without any material incident.

Finally, upon expiration of the amendment, the formula contained in the original Power Contract for determining the short-run avoided cost will once again determine the energy price paid by PG&E to the Monterey Project and there is no guarantee that such energy price at that time, or during the remainder of the term of the Power Contract, will provide sufficient cash for the Monterey Project to operate profitably. However, under the Power Contract, the Monterey Project is also paid a capacity payment. However, the Trust believes that such payment, along with an SRAC based energy payment, even if somewhat low, should be enough for the Monterey Project to operate and have a positive cash flow, although factors, such as the volatility of natural gas prices could materially affect the ability of the Monterey Project to operate at a profit. In addition, after the Power Contract expires in 2020 or terminates for other reasons, the Monterey Project, under currently anticipated conditions, would be free to sell its output on the competitive electric supply market, either in spot, auction or short-term arrangements or under long-term contracts if those Power Contracts could be obtained. There is no assurance that the Monterey Project could sell its output or do so profitably. Because the Monterey Project is fueled by natural gas normally purchased at market prices and because the Monterey Project is relatively small-scale, it might have cost disadvantages in competing against larger competitors that would enjoy economies of scale. The Trust is unable to anticipate whether thermal sales from cogeneration would offset any possible cost disadvantages in electric generation or whether in fact the Project would have cost disadvantages after the Power Contract ends in 2020. It is thus impossible to predict the profitability of the Monterey Project after the scheduled termination of the Power Contract.

            (iii) California Pumping Project

In 1995,  the Trust  purchased  a package of  irrigation  service  engines  (the
"Pumping Project") located in Ventura County, California and also in 1995 the Trust bought additional engines from unaffiliated sellers. The Trust's total investment in the Pumping Project was approximately $952,000. RPM operates and manages the Pumping Project on behalf of and for the benefit of the Trust.

The Pumping Project has been operating since 1992 and uses 10 natural-gas-fired reciprocating engines with a rated equivalent capacity of 2 Megawatts to provide power for irrigation wells that furnish water for orchards of lemon and other citrus trees. The power is purchased by local farmers and farmers' co-operatives pursuant to electric services contracts. Presently, the Pumping Project's rates are approximately 85% of Southern California Edison Company's agricultural rate of 12.2 cents/kwh. The discount was provided because of the low natural gas prices experienced during most of 2002. However, natural gas prices have risen and the Pumping Project is considering lowering the discount to 90% of SCE's rate or even less, if natural gas prices continue to rise.

            (iv)  San Diego Project.

The Trust acquired its interest in the San Diego Project on March 21, 1994, when it made an investment of approximately $2.3 million to acquire an 80% interest in the Project. The Trust made additional capital contributions, totaling approximately $1.2 million, to the Project to fund working capital and to purchase various leased equipment. On June 25, 1997 the Trust sold its entire interest in the San Diego Project to subsidiaries of NRG Energy, Inc. of Minneapolis, Minnesota ("NRG"). The sale price was $6,200,000 in both cash and notes. The notes were paid in full in 2003.

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

Customers that accounted for more than 10% of consolidated revenue to the Trust in each of last three fiscal years are:

                                         Calendar year
                                    2004         2003         2002

Pacific Gas & Electric Co.          84.9%        77.7%        69.0%



(4) Competition

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

Since energy is an undifferentiated commodity, competition is based almost exclusively on price and ability to deliver. Given that the Projects may have higher cost structures that large nuclear or fossil-fueled facilities, they would need to compete on an alternative basis, such as their favorable environmental profile.

Competition to market its energy products is generally not a factor in the current operations of the Trust since the major Projects in which it invested have entered into long-term agreements to sell their output at specified prices. However, a particular Project could be subject to future competition to market its energy products if its Power Contract expires or is terminated because of a default or failure to pay by the purchasing utility or other purchaser due to bankruptcy or insolvency of the purchaser or because of the failure of a Project to comply with the terms of the Power Contract; regulatory changes; loss of a cogeneration facility's status as a QF due to failure to meet minimum steam output requirements; or other reasons. It is impossible at this time to estimate the level of marketing competition that the Trust would face in any such event.

(5) Regulatory Matters.

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

(D) State Regulation. State public utility regulatory commissions have broad jurisdiction over Independent Power Projects which are not QFs under PURPA, and which are considered public utilities in many states. In states where the wholesale or retail electricity market remains regulated, Projects that are not QFs may be subject to state requirements to obtain certificates of public convenience and necessity to construct a facility and could have their organizational, accounting, financial and other corporate matters regulated on an ongoing basis. Although FERC generally has exclusive jurisdiction over the rates charged by a non-QF to its wholesale customers, state public utility regulatory commissions have the practical ability to influence the establishment of such rates by asserting jurisdiction over the purchasing utility's ability to pass through the resulting cost of purchased power to its retail customers. In addition, states may assert jurisdiction over the siting and construction of non-QFs and, among other things, issuance of securities, related party transactions and sale and transfer of assets. The actual scope of jurisdiction over non-QFs by state public utility regulatory commissions varies from state to state.

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

(A)  Financial  Information  about  Foreign and Domestic  Operations  and Export
Sales.

The Trust has invested in Projects located in California and has no foreign operations.

(B) Employees.

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

(b)  Holders

As of the date of this Form  10-K,  there are 541  record  holders  of  Investor
Shares.

(c)  Dividends

The Trust made distributions as follows for the years ended December 31, 2004 and 2003:

                                            Year Ended       Year ended
                                           December 31,     December 31,
                                               2004            2003

Total distributions to Investors            $1,412,268      $1,412,268
Distributions per Investor Share                $6,000         $ 6,000
Distributions to Managing Shareholder          $14,265        $ 14,265

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

Item 6.  Selected Financial Data.

The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K. As described in such financial statements, financial information for the year 2000 have been restated to reflect the application of new accounting principles as a result of the Trust's election to terminate its status as a business development company.

Selected Financial Data
                                 As of and for the year ended December 31,
                             2004        2003       2002       2001       2000

Total Fund Information:
Revenue                 $2,514,798  $2,706,744 $3,075,114 $2,374,396  3,530,580
Net income (loss)          166,582     272,710    255,529 (1,088,887)   218,437
Net assets
(shareholders'
  equity)                4,813,341   6,073,292  7,227,155  7,803,731  8,892,618
Investments in
 Plant and
 Equipment (net
 of depreciation)        1,371,270   1,570,880  1,798,352  2,003,302  2,221,614
Investment
 in Power
 Contract(net
 of amortization)        1,819,200   1,940,480  2,061,760  2,183,040  2,304,320
Total assets             5,017,021   6,307,760  7,561,005  8,216,155  9,595,529
Long-term
 Obligations                    --          --         --         --         --
Per Share:
Revenue                     10,684      11,500     13,065     10,087     15,000
Net income(loss)               708       1,159      1,086     (4,626)       928
Net asset value             20,449      25,802     30,704     33,154     38,163
Distributions
 to Investors                6,000       6,000      3,500         --      3,003


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

Although there have been and continues to be significant changes in the electric industry including, but not limited to, the increased attention to renewable generation, re-regulation of electric utilities, an increase in utility merger activity and the development of regional transmission organizations, most of those changes do not significantly impact upon the Monterey Project, which currently has a long-term Power Contract with PG&E. Although market changes that either strengthen or weaken PG&E will affect the Monterey Project over the long term as such changes may impact PG&E's ability to pay under such Power Contract. Moreover, how such changes impact the price of natural gas or electricity will affect the Monterey Project when it begins operations under SRAC, rather than under its Amendment.

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

The Trust has forward contracts for the purchase and resale of natural gas with one supplier. These forward contracts have not been designated as hedges and are recorded at fair value on the balance sheet in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, with changes in fair value recorded in the consolidated statement of operations.

Results of Operations

The year ended December 31, 2004 compared to the year ended December 31, 2003.

Power generation revenue decreased $192,000, or 7%, to $2,515,000 in 2004 compared to $2,707,000 in 2003. The decrease is primarily due to the decrease in the California Pumping project's customer base, stemming from the result of the change in current market conditions. Power generation revenue from the Monterey project was consistent with the prior year.

Gross profit, which represents total revenue reduced by cost of revenue, increased by $90,000 to $119,000 in 2004. The increase is primarily the result of the reduction in the Monterey project's operating expenses partially offset by the increase in fuel costs experienced by the California Pumping projects.

General and administrative expenses of $144,000 were consistent with the prior year.


The management fee paid to the Managing Shareholder decreased by $17,000, or 16%, to $91,000 in 2004 from $108,000 reflecting the lower net assets of the Trust on which the management fee is computed.

Loss from operations decreased $120,000, to $117,000 in 2004 from $237,000 in 2003, primarily due to the increase in gross profit from the Monterey project.

Other income (expense), decreased by $227,000, to $283,000 in 2004 from $510,000 in 2003. The decrease is primarily due to changes in the fair value of the Trust's gas contracts which resulted in the recognition of an unrealized gain of $278,000, in the current year, compared to $488,000 in 2003, as a result of reflecting the fair value of its gas purchase contracts.

Net income  decreased  $106,000,  to $167,000 in 2004 from $273,000 in 2003. The decrease in net income is a result of the decrease in the unrealized gain recognized on gas contracts partially offset by the increase in gross profit from the Monterey project.

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

Gross profit, which represents total revenues reduced by cost of revenue, decreased by $115,000 to a gross profit of $29,000 in 2003. The decrease is primarily the result of the lower revenues and corresponding decrease in cost of sales from the California Pumping projects.

General and administrative expenses decreased $119,000, or 43%, to $157,000 in 2003 from $276,000 in 2002. The decrease is partially attributed to the professional fees incurred in the sale of B-3 and PILP projects in 2002.

In 2002, the Trust recovered $157,000 relating to PG&E revenues from prior years, which had been treated as uncollectible due to PG&E's filing for bankruptcy protection.

The management fee paid to the Managing Shareholder decreased by $9,000, or 8%, to $108,000 in 2003 from $117,000 reflecting the lower net assets of the Trust on which the management fee is computed.

Loss from operations increased $145,000, to $237,000 in 2003 from $92,000 in 2002, primarily due to the decrease in gross profit from the California Pumping projects.

Other income, net, increased by $162,000, to $510,000 in 2003 from $348,000 in 2002. The increase is primarily due to the Trust recording an unrealized gain of $488,000, in the current year, for the increase in the market price of natural gas, partially offset by the $190,000 of cash received in 2002 from the 1999 settlement of the Waukesha-Pierce litigation, as well as the $104,000 of equity income received from the B-3 project, which was sold in 2002.

Net income  increased  $17,000,to  $273,000 in 2003 from  $256,000 in 2002.  The increase in income is a result of the unrealized gain on gas purchase contracts partially offset by the decrease in gross profit from the California Pumping projects in addition to the $190,000 of other income received in 2002 from the Waukesha-Pierce litigation and the $104,000 of equity income received from the B-3 project.

Liquidity and Capital Resources

In 2004 and 2003, the Trust's operating activities provided $221,000 and $618,000 of cash, respectively. The decrease in cash flow is primarily the result of the return of the Trust's certificate of deposit in 2003, which secured certain standby letters of credit.

Cash generated from investing activities in 2004 was $417,000 compared to $678,000 in 2003. The decrease is due to the maturity of one of the Trust's notes receivable in 2003.

Cash used by financing activities was $1,427,000 for 2004 and 2003. The disbursements represent distributions to shareholders.

On June 26, 2003, the Managing Shareholder of the Trust, entered into a $5,000,0000 Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement allows the Managing Shareholder to obtain loans and letters of credit for the benefit of the trusts and funds that it manages. As part of the agreement, the Trust agreed to limitations on its ability to incur indebtedness, liens and provide guarantees. On February 20, 2004, the Managing Shareholder and Wachovia Bank amended the agreement increasing the amount to $6,000,000. Subsequently, the agreement has been extended to September 30, 2005.

In August 2003, the Trust issued through its bank a standby letter of credit, in the amount of $504,000 to secure the gas purchases for the Monterey project. The Trust used the Managing Shareholder's credit facility to collateralize the letters of credit. In August of 2004, the supplier of natural gas to the Monterey project agreed to reduce the standby letter of credit to $230,000.

Obligations of the Trust are generally limited to payment of management fees to the Managing Shareholder and payments for certain administrative, accounting and legal services to third persons. Accordingly, the Trust has not found it necessary to retain a material amount of working capital.

The Monterey Project has certain long-term obligations relating to its Gas Agreement with Coral (See Note 6 of the Consolidated Financial Statements) and its Power Contract with PG&E. The Monterey Project has a long-term operating ground lease which expires in May 2021. These long-term obligations are not guaranteed by the Trust. The Trust and its subsidiaries anticipate that during 2005 their cash flow from operations will be sufficient to meet their obligations.

Off-Balance Sheet Arrangements

None.

Contractual Obligations in Tabular Form



Year Ended
December 31,              Ground Lease                Gas Purchase              Gas Resale                 Total
2005                       $ 299,896                  $ 1,365,903             $ (131,355)              $ 1,534,444
2006                         299,896                      910,602                (95,418)                1,115,080
2007                         299,896                           --                     --                   299,896
2008                         299,896                           --                     --                   299,896
2009                         299,896                           --                     --                   299,896
Thereafter                 3,398,821                           --                     --                  3,398,82
                       ---------------------     ----------------------     ------------------    ----------------------
Total                    $ 4,898,301                   $ 2,276,505            $ (226,773)              $ 6,948,033
                       =====================     ======================     ==================    ======================


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  Qualitative Information About Market Risk

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

                        December 31, 2004
                       Expected Maturity Date
                            2005
                           (U.S. $)

Bank Deposits and Certificates of Deposit     $430,000
Average interest rate                            1.04%

Item 8.  Financial Statements and Supplementary Data.

A. Index to Consolidated Financial Statements

Index to Consolidated Financial Statements

Report of Independent Accountants                      F-2
Report of Independent Accountants                      F-3
Consolidated Balance Sheets at December 31,
  2004 and 2003                                        F-4
Consolidated Statements of Operations for the
  three years ended December 31, 2004                  F-5
Consolidated Statements of Changes in Shareholders'
  Equity (Deficit) for the three years ended
  December 31, 2004                                    F-6
Consolidated Statements of Cash Flows for the three
  years ended December 31, 2004                        F-7
Notes to Consolidated Financial Statements             F-8 to F-16


                        Ridgewood Electric Power Trust II

                        Consolidated Financial Statements

                        December 31, 2004, 2003 and 2002

             Report of Independent Registered Public Accounting Firm


Managing Shareholder and Shareholders
Ridgewood Electric Power Trust II


We have audited the accompanying consolidated balance sheets of Ridgewood Electric Power Trust II (the "Trust") as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Ridgewood Electric Power Trust II as of December 31, 2002 and for the year then ended were audited by other auditors whose report, dated April 3, 2003, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ridgewood Electric Power Trust II as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.









/s/ Perelson Weiner, LLP

New York, New York
March 31, 2005, except for Note 11,
the date of which is June 14, 2005

                        Report of Independent Accountants


To the Shareholders of Ridgewood Electric Power Trust II:

In our opinion, the accompanying consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 2002 present fairly, in all material respects the results of operations and cash flows of Ridgewood Electric Power Trust II and its subsidiaries (the "Trust") for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP
Florham Park, NJ
April 3, 2003

Ridgewood Electric Power Trust II
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                              December 31,
                                                                      --------------------------
                                                                         2004            2003
                                                                      -----------    -----------
Assets:
Cash and cash equivalents .........................................   $   429,790    $ 1,218,009
Trade receivables .................................................       215,645        224,497
Due from affiliates ...............................................          --           16,628
Current portion of notes receivable from transfer of investment in
  Limited Partnership interests under contractual agreements ......       363,240        444,555
Current portion of unrealized gain on gas purchase contract .......       506,868        217,583
Other current assets ..............................................        52,462         41,569
                                                                      -----------    -----------
       Total current assets .......................................     1,568,005      2,162,841

Plant and equipment ...............................................     3,468,542      3,441,432
Accumulated depreciation ..........................................    (2,097,272)    (1,870,552)
                                                                      -----------    -----------
                                                                        1,371,270      1,570,880
                                                                      -----------    -----------

Electric power sales contract .....................................     3,032,000      3,032,000
Accumulated amortization ..........................................    (1,212,800)    (1,091,520)
                                                                      -----------    -----------
                                                                        1,819,200      1,940,480
                                                                      -----------    -----------

Non-current portion of notes receivable from transfer of investment
   in Limited Partnership interests under contractual agreements ..          --          363,240
Non-current portion of unrealized gain on gas purchase contract ...       258,546        270,319
                                                                      -----------    -----------

        Total assets ..............................................   $ 5,017,021    $ 6,307,760
                                                                      -----------    -----------

Liabilities and Shareholders' Equity (Deficit):
Liabilities:
Accounts payable and accrued expenses .............................   $    11,186    $     2,371
Accrued fuel expense ..............................................        71,606         81,679
Accrued professional fees .........................................        59,189         66,561
Due to affiliates .................................................        61,699         83,857
                                                                      -----------    -----------
         Total current liabilities ................................       203,680        234,468

Commitments and contingencies

Shareholders' Equity (Deficit):
Shareholder' equity (235.3775 investor shares issued
  and outstanding) ................................................     4,966,451      6,213,803
Managing shareholde's accumulated deficit (1 management
  share issued and outstanding) ...................................      (153,110)      (140,511)
                                                                      -----------    -----------
         Total shareholders' equity (deficit) .....................     4,813,341      6,073,292
                                                                      -----------    -----------

         Total liabilities and shareholders' equity (deficit) .....   $ 5,017,021    $ 6,307,760
                                                                      -----------    -----------

        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust II
Consolidated Statements of Operations
-------------------------------------------------------------------------------

                                                        Year Ended December 31,
                                              -----------------------------------------
                                                  2004           2003           2002
                                              -----------    -----------    -----------

Power generation revenue ..................   $ 2,514,798    $ 2,706,744    $ 3,075,114

Cost of revenue ...........................     2,396,095      2,677,817      2,931,122
                                              -----------    -----------    -----------

Gross profit ..............................       118,703         28,927        143,992
                                              -----------    -----------    -----------

Operating expenses:
General and administrative ................       144,197        157,404        276,306
Bad debt recoveries .......................          --             --         (156,938)
Management fee to managing shareholder ....        91,099        108,407        117,058
                                              -----------    -----------    -----------
               Total operating expenses ...       235,296        265,811        236,426
                                              -----------    -----------    -----------

Loss from operations ......................      (116,593)      (236,884)       (92,434)
                                              -----------    -----------    -----------

Other income (expense):
Interest income ...........................         5,663         21,692         56,641
Interest expense ..........................          --             --           (3,506)
Unrealized gain on gas purchase contract ..       277,512        487,902           --
Equity income from B-3 Limited Partnership.          --             --          104,497
Other income ..............................          --             --          190,331
                                              -----------    -----------    -----------
               Total other income (expense)       283,175        509,594        347,963
                                              -----------    -----------    -----------

Net income ................................   $   166,582    $   272,710    $   255,529
                                              -----------    -----------    -----------

        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust II
Consolidated Statements of Changes in Shareholders' Equity (Deficit)
-------------------------------------------------------------------------------



                                 Shareholders      Managing         Total
                                                 Shareholder    Shareholders'
                                                               Equity (Deficit)
                                 -------------  -------------   --------------
Shareholders' equity (deficit),   $ 7,926,938    $  (123,207)   $ 7,803,731
   January 1, 2002

Cash distributions ............      (823,824)        (8,321)      (832,145)

Net income for the year .......       252,974          2,555        255,529
                                  -------------  -------------   -------------

Shareholder' equity (deficit),      7,356,088       (128,973)     7,227,115
  December 31, 2002

Cash distributions ............    (1,412,268)       (14,265)    (1,426,533)

Net income for the year .......       269,983          2,727        272,710
                                  -------------  -------------   -------------

Shareholders' equity (deficit),     6,213,803       (140,511)     6,073,292
  December 31, 2003

Cash distributions ............    (1,412,268)       (14,265)    (1,426,533)

Net income for the year .......       164,916          1,666        166,582
                                  -------------  -------------   -------------

Shareholders' equity (deficit),   $ 4,966,451    $  (153,110)   $ 4,813,341
  December 31, 2004
                                  -------------  -------------   -------------

        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust II
Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------


                                                                      Year Ended December 31,
                                                             -----------------------------------------

                                                                 2004          2003            2002
                                                             -----------    -----------    -----------
Cash flows from operating activities:
        Net income .......................................   $   166,582    $   272,710    $   255,529
                                                             -----------    -----------    -----------

        Adjustments to reconcile net income to net cash
           provided by operating activities:
        Depreciation and amortization ....................       348,000        348,752        348,662
        Equity income from B-3 Limited Partnership .......          --             --         (104,497)
        Unrealized gain on gas purchase contract .........      (277,512)      (487,902)          --
            Changes in assets and liabilities:
        Decrease (increase) in restricted cash ...........          --          550,000       (347,430)
        Decrease in trade receivables ....................         8,852         30,585         12,788
        (Increase) decrease in other current assets ......       (10,893)         5,582        (11,242)
        Increase (decrease) in accounts payable and
         accrued expenses ................................         8,815       (153,665)       148,702
        (Decrease) increase in accrued fuel expense ......       (10,073)         9,846        (95,566)
        (Decrease) increase in accrued professional fees .        (7,372)         8,423          2,662
        (Decrease) increase in due to/from affiliates, net        (5,530)        33,858       (128,644)
                                                             -----------    -----------    -----------
            Total adjustments ............................        54,287        345,479       (174,565)
                                                             -----------    -----------    -----------
            Net cash provided by operating activities ....       220,869        618,189         80,964
                                                             -----------    -----------    -----------

Cash flows from investing activities:
        Distributions from B-3 Limited Partnership .......          --             --          200,000
        Cash received from transfer of investments, net ..          --             --        1,224,097
        Proceeds from notes receivable ...................       444,555        677,528        522,938
        Capital expenditures .............................       (27,110)          --          (22,432)
                                                             -----------    -----------    -----------
            Net cash provided by investing activities ....       417,445        677,528      1,924,603
                                                             -----------    -----------    -----------

Cash flows from financing activities:
         Cash distributions to shareholders ..............    (1,426,533)    (1,426,533)      (832,145)
                                                             -----------    -----------    -----------
            Net cash used in financing activities ........    (1,426,533)    (1,426,533)      (832,145)
                                                             -----------    -----------    -----------

Net (decrease) increase in cash and cash equivalents .....      (788,219)      (130,816)     1,173,422
Cash and cash equivalents, beginning of year .............     1,218,009      1,348,825        175,403
                                                             -----------    -----------    -----------
Cash and cash equivalents, end of year ...................   $   429,790    $ 1,218,009    $ 1,348,825
                                                             -----------    -----------    -----------

        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust II
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

1.   Description of Business

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

The Trust shall continue to exist until January 4, 2033 unless terminated sooner by certain provisions of the Trusts Declaration.

2.   Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of the Trust and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated.

The Trust uses the equity method of accounting for its investments in affiliates which are 50% or less owned if the Trust has the ability to exercise significant influence over the operating and financial policies of the affiliates but does not control the affiliate. Accordingly, the Trust's share of the operating results of affiliates are included in the Consolidated Statements of Operations.

Use of Estimates
The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires the Trust to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Trust evaluates its estimates, including provision for bad debts, carrying value of investments, amortization and depreciation of plant and equipment and electric power sales contract, and recordable liabilities for litigation and other contingencies. The Trust bases its estimates on historical experience, current and expected conditions and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

SFAS 145
In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Trust adopted SFAS 145 effective January 1, 2003, with no material impact on the consolidated financial statements.

SFAS 146
In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. The Trust adopted SFAS 146 effective January 1, 2003, with no material impact on the consolidated financial statements.

FIN 46
In December 2003, the FASB issued FASB  Interpretation No. 46, (Revised December
2003) Consolidation of Variable Interest Entities ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 31, 2003, and apply in the first fiscal period ending after March 15, 2004, for variable interest entities created prior to January 1, 2004. The Trust adopted the disclosure provisions of FIN 46 effective December 31, 2002, with no material impact to the consolidated financial statements. The Trust implemented the full provisions of FIN 46 effective January 1, 2004 with no material impact to the consolidated financial statements.

SFAS 149
In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Trust adopted SFAS 149 effective July 1, 2003 with no material impact to the consolidated financial statements.

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

Cash and Cash Equivalents
The Trust considers all highly liquid investments with maturities of three months or less when purchased, to be cash and cash equivalents. Cash and cash equivalents consist of commercial paper and funds deposited in bank accounts. Cash balances with banks as of December 31, 2004, exceed insured limits by approximately $322,000.

Trade Receivables
Trade receivables are recorded at invoice price and do not bear interest. No allowance for bad debt expense was provided based upon historical write-off experience, evaluation of customer credit condition and the general economic status of the customer.

Impairment of Long-Lived Assets and Intangibles
The Trust evaluates long-lived assets, such as plant and equipment and specifically identifiable intangibles, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is made by comparing the carrying value of an asset to the estimated undiscounted cash flows attributable to that asset. If an impairment has occurred, the impairment loss recognized is the amount by which the carrying value exceeds the estimated fair value of the asset.

Plant and Equipment
Plant and equipment, consisting principally of electrical generating equipment, is stated at cost. Major renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures that increase the efficiency of the assets are expensed as incurred.

Depreciation is recorded using the straight-line method over the useful lives of the assets, which are 3 to 20 years with a weighted average of 15 years at December 31, 2004 and 2003. During 2004, 2003 and 2002, the Trust recorded depreciation expense of $226,720, $227,472 and $227,382, respectively.

Electric Power Sales Contract
A portion of the purchase price of the one of the Trust's projects was assigned to the electric power sales contract and is being amortized over the life of the contract of 25 years on a straight-line basis. During 2004, 2003 and 2002, the Trust recorded amortization expense of $121,280.

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

Forward Gas Contracts
The Trust has forward contracts for the purchase and resale of natural gas with one supplier. These forward contracts have not been designated as hedges and are recorded at fair value on the balance sheet in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, with changes in fair value recorded in the consolidated statement of operations.

Supplemental Cash Flow Information
No interest was paid during the years ended December 31, 2004 and 2003. Total interest paid during the year ended December 31, 2002 was $3,506.

Significant Customer and Supplier
During 2004, 2003 and 2002, the Trust's largest customer, Pacific Gas and Electric Company ("PG&E"), accounted for 84.9%, 77.7% and 69.0%, respectively, of total revenue. During 2004, 2003 and 2002, the Trust purchased 100% of the Monterey Projects' gas supply from one supplier.

Income Taxes
No provision is made for income taxes in the accompanying consolidated financial statements as the income or losses of the Trust are passed through and included in the income tax returns of the individual shareholders of the Trust.

Reclassification
Certain items in previously issued consolidated financial statements have been reclassified for comparative purposes. This had no effect on net income.

3.   Projects

Sunnyside Cogeneration Partners, L.P.
(a wholly-owned subsidiary, known as the Monterey Project)
On January 9, 1995, the Trust acquired 100% of the existing partnership interests of Sunnyside Cogeneration Partners, L.P., which owns and operates a
5.5 megawatt electric cogeneration facility, located in Monterey County, California. The aggregate purchase price was $5,198,058 including transaction costs. Electricity is sold to PG&E under a long term contract expiring in 2020.

The acquisition of the Monterey Project was accounted for as a purchase and the results of operations of the Monterey Project have been included in the Trust's consolidated financial statements since the acquisition date. The purchase price was allocated to the net assets acquired, based on their respective fair values. Of the purchase price, $3,032,000 was allocated to the electric power sales contract and is being amortized over the life of the contract of 25 years.

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

Pump Services Company, LP
(a wholly-owned subsidiary, known as the California Pumping Project)
In 1995, the Trust acquired a package of natural gas and diesel engines, which drive deep irrigation well pumps in Ventura County, California. The engines' shaft horsepower-hours are sold to farmers at a discount from the price of equivalent kilowatt hours of electricity. The operator pays for fuel, maintenance, repair and replacement. The project has an equivalent of 2 megawatts of power.

B-3 Limited Partnership and Pittsfield Investor Limited Partnership
On August 31, 1994, the Trust made a limited partnership investment in the B-3 Limited Partnership, ("B-3") which was formed to construct and operate a municipal waste transfer station, located in Columbia County, New York. The project commenced operations in January 1995.

In exchange for its investment, the Trust was entitled to receive annually a preferred distribution of available net cash flow from the facility equal to 18% of its investment. In the event that in any given year available net cash flow from the project does not at least equal the amount of the preferred minimum return, the amount of such shortfall was payable on a priority basis out of any available net cash flow in subsequent years. The Trust was also entitled to receive additional distributions from any net cash flow in excess of the 18% return on its investment. The aggregate purchase price of the Trust's investment in the partnership was $3,975,240.

Due to the protective rights of the other partner and in accordance with Emerging Issues Task Force ("EITF") 96-16, Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights, the Trust's 50.5% ownership in B-3 was accounted for under the equity method of accounting. The Trust's equity in the earnings of B-3 has been included in the consolidated financial statements since acquisition in accordance with the terms in the partnership agreement.

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

On September 20, 2002, the Trust, sold 100% of its ownership interest in B-3 and PILP, to EAC Operations, Inc., the other limited partner of both entities. The acquisition agreement provides for the sale of 100% of the Trus' s ownership in the two partnerships in return for $1,200,000 cash and $5,000,000 of interest bearing promissory notes. The notes bear interest at a rate of 10% per annum, and will be repaid monthly over a 17 year term, of which the first two years of payments will consist of interest only. The notes are collateralized by all the assets of the partnerships.

The purchase price for B-3 was $3,400,000, of which $400,000 was paid in cash at the time of closing. The purchase price for PILP was $2,800,000, of which $800,000 was paid in cash at the time of closing.

Recovery of interest and principal under the promissory notes is dependent solely upon the operating results of the limited partnership investments sold. Consequently, in accordance with SEC Staff Accounting Bulletin Topic 5E, the Trust has not recorded a gain on the sale of its ownership interest. The cash proceeds received were recorded as a reduction of its investment in the limited partnership investments and interest and principal received under the promissory note will continue to be recorded as a reduction of the note receivable until the carrying value has been reduced to zero. In the event the divested businesses incur operating losses in future periods, a corresponding reduction in the note receivable will be recorded as a valuation allowance.

The carrying value of the note at December 31, 2004 and 2003 was $363,240 and $807,795 respectively.

Summarized financial information for the B-3 Limited Partnership for the period ended September 20, 2002 is as follows:

Revenue                         $    4,477,725
Operating expenses                   4,343,054
                                -----------------
Net income                      $      134,671
                                -----------------

Trust share                     $      104,497
                                -----------------


4.   Note Receivable from Sale of Investment

On June 25, 1997, the Trust sold its entire interest in a chilled water facility to subsidiaries of NRG Energy, Inc. ("NRG"). As part of the consideration, the Trust received an 8% promissory note in the amount of $2,700,000 payable monthly over six years. In 2003, the Trust received the final payments under the promissory note.

5.   Operating Lease

The Monterey Project has a non-cancelable operating lease which expires in May 2021. Future minimum lease payments as of December 31, 2004 are as follows:

Year Ended
December 31,
-----------
     2005                          $     299,896
     2006                                299,896
     2007                                299,896
     2008                                299,896
     2009                                299,896
     Thereafter                        3,398,821
                                ------------------
     Total                         $   4,898,301
                                ------------------

Rent expense for the years ended December 31, 2004, 2003 and 2002 was $299,896.

6.   Forward Gas Contracts

The Monterey Project has an agreement with a natural gas provider to purchase a fixed quantity of natural gas at fixed prices through August 2006.

In order to limit its exposure to commodity price fluctuations, the Trust entered into agreements to resell a fixed quantity of the natural gas it purchases back to the same supplier at fixed prices through August 2006.

For the years ended December 31, 2004 and 2003, the Trust recognized unrealized gains of $277,512 and $487,902, respectively, in its consolidated statement of operations which represent the net difference between the market value and the fixed contract price of the forward natural gas contracts. The Trust recognized the fair value of these forward natural gas contracts at December 31, 2004 and 2003 of $765,414 and $487,902, respectively, in its consolidated balance sheets.

In addition to the letter of credit discussed in Note 7, the gas supply agreement is collateralized by the Monterey Project's trade accounts receivable.

Future minimum purchase and sale commitments under the forward gas contracts as of December 31, 2004 are as follows:

Year Ended
December 31,
-----------
                          Purchase           Resale           Total Net
                         Commitments       Commitments       Commitments
                      ------------------ ---------------- -----------------
     2005             $     1,365,903    $    131,355      $     1,234,548
     2006                     910,602          95,418              815,184
                      ------------------ ---------------- -----------------
     Total            $     2,276,505    $    226,773      $     2,049,732
                      ------------------ ---------------- -----------------


7.   Line of Credit Facility and Letters of Credit

On June 26, 2003, Ridgewood Renewable Power LLC, the Managing Shareholder of the Trust, entered into a $5,000,000 Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement allows the Managing Shareholder to obtain loans and letters of credit for the benefit of the trusts and funds that it manages. On February 20, 2004, the Managing Shareholder and Wachovia Bank amended the agreement increasing the amount to $6,000,000 and extended the date of expiration to June 30, 2005. As described in Note 11 the agreement has subsequently been extended. As part of the agreement, the Trust agreed to limitations on its ability to incur indebtedness, liens and provide guarantees.

In August 2003, the Trust issued through its bank a standby letter of credit, in the amount of $504,000 to secure the gas purchases for the Monterey project. The Trust used Ridgewood Renewable Power's credit facility to collateralize the letters of credit. In August of 2004, the supplier of natural gas to the Monterey project agreed to reduce the standby letter of credit to $230,000.

8.   Transactions with Managing Shareholder and Affiliates

The Trust entered into a Management Agreement with the Managing Shareholder, under which the Managing Shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. As compensation to the Managing Shareholder, the Trust pays to the Managing Shareholder an annual management fee equal to 1.5% of the net asset value of the Trust as of the beginning of the year. During 2004, 2003 and 2002, the Trust paid management fees to the Managing Shareholder of $91,099, $108,407 and $117,058, respectively.

Under the Declaration of Trust, the Managing Shareholder receives 100% of current year profits until cumulative profits equal cumulative losses allocated to the Managing Shareholder. Once cumulative profits equal cumulative losses allocated to the Managing Shareholder, current year profits are allocated 99% to the Managing Shareholder until the shareholders receive cumulative distributions equal to their original investment ("Payout"). After Payout, the Managing Shareholder is entitled to receive 20% of current year profits. Losses incurred in any given year are allocated 1% to the Managing Shareholder, provided the allocation of losses to the shareholders shall be limited to prevent the shareholder from having a negative capital account.

The Managing Shareholder is also entitled to receive 1% of all annual distributions made by the Trust (other than those derived from the disposition of Trust property) until the shareholders have been distributed a cumulative amount equal to 14% per annum of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the remaining distributions for the year. Once Payout is reached, the Managing Shareholder is entitled to receive 20% of the distributions

Where permitted, in the event the Managing Shareholder or an affiliate performs brokering services in respect of an investment acquisition or disposition opportunity for the Trust, the Managing Shareholder or such affiliate may charge the Trust a brokerage fee. Such fee may not exceed 2% of the gross proceeds of any such acquisition or disposition. No such fees have been incurred through December 31, 2004.

The Managing Shareholder owns 1 investor shares of the Trust with a cost basis of $100,000. The Trust granted the Managing Shareholder a single Management Share representing the Managing Shareholder's management rights and rights to distributions of cash flow.

Under the Management Agreement with the Trust, Ridgewood Power Management LLC ("Ridgewood Management"), an entity related to the Managing Shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the power generation projects operated by the Trust. Ridgewood Management charges the project at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amount invested in projects managed by Ridgewood Management. During the year ended December 31, 2004, 2003 and 2002, Ridgewood Management charged Sunnyside
Cogeneration Partners $116,810, $120,252 and $132,810, respectively, for overhead items allocated in proportion to the amount invested in projects managed. During the years ended December 31, 2004, 2003 and 2002, Ridgewood Management charged the California Pumping Project $19,704, $21,141 and $20,973, respectively, for overhead items allocated in proportion to the amount invested in projects managed. Ridgewood Management also charged Sunnyside Cogeneration Partners and the California Pumping Project for all of the direct operating and non-operating expenses incurred during the periods.

From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable do not bear interest. At December 31, 2004 and 2003, the Trust had amounts due to affiliates of $61,699 and $83,857, respectively, to Ridgewood Management. At December 31, 2004 and 2003, the Trust had amounts due from another affiliate of $0 and $16,628, respectively.

9.   Fair Value of Financial Instruments

At December 31, 2004 and 2003, the carrying value of the Trust's cash and cash equivalents, trade receivable, notes receivable, accounts payable and accrued expenses, accrued fuel expense, and accrued professional fees approximates their fair value. The fair value of the letter of credit does not differ materially from its carrying value.

10.  Financial Information by Business Segment

The Trust's business segments were determined based on similarities in economic characteristics and customer base. The Trust's principal business segments consist of wholesale and retail.

Common services shared by the business segments are allocated on the basis of identifiable direct costs, time records or in proportion to amount invested in projects managed by Ridgewood Management.

The financial data for business segments are as follows:


                                        Wholesale
                         ------------------------------------
                             2004         2003         2002
                         ----------   ----------   ----------
Revenue ..............   $2,135,285   $2,104,050   $2,122,189
Depreciation and
  amortization .......      244,498      245,159      245,718
Operating income .....      309,628      115,945      442,677
Unrealized gain on gas
  purchase contract ..      277,512      487,902          --
Total assets .........    4,076,309    4,033,297    3,838,577
Capital expenditures..          --           --           --



                                         Retail
                          ------------------------------------
                              2004         2003         2002
                          ----------   ----------   ----------

Revenue ...............   $  379,513    $ 602,694   $  952,925
Depreciation and
  amortization ........      103,502      103,593      102,944
Operating income (loss)     (193,351)     (94,224)      17,289
Unrealized gain on gas
  purchase contract ..           --           --           --
Total assets ..........      145,050      255,984      321,862
Capital expenditures ..       27,110          --        22,432



                                        Corporate
                          ------------------------------------
                              2004         2003         2002
                          ----------   ----------   ----------

Revenue ..............        $  --        $  --        $  --
Depreciation and
  amortization .......           --           --           --
Operating loss .......      (232,870)    (258,605)    (552,400)
Unrealized gain on gas
  purchase contract ..           --           --           --
Total assets .........       795,662    2,018,479    3,400,566
Capital expenditures..           --           --           --



                                            Total
                           ------------------------------------
                               2004         2003         2002
                           ----------   ----------   ----------


Revenue ..............     $2,514,798   $2,706,744   $3,075,114
Depreciation and
  amortization .......        348,000      348,752      348,662
Operating loss .......       (116,593)    (236,884)     (92,434)
Unrealized gain on gas
  purchase contract ..        277,512      487,902          --
Total assets .........      5,017,021    6,307,760    7,561,005
Capital expenditures .         27,110          --        22,432

11.  Subsequent Events

On June 14, 2005, the Managing Shareholder received notification from Wachovia Bank that its Line of Credit, as described in Note 7, was extended through September 30, 2005.

B. Supplementary Financial Information (Unaudited)

Selected  Quarterly  Financial  Data for the years ended  December  31, 2004 and
2003.


                                                                       2004
-------------------------------------- ---------------- ----------------- ----------------- ------------------
                                           First              Second           Third             Fourth
                                          Quarter             Quarter         Quarter            Quarter
-------------------------------------- ---------------- ----------------- ----------------- ------------------
Revenue                                   $633,000            $633,000        $665,000           $584,000
-------------------------------------- ---------------- ----------------- ----------------- ------------------
Income (loss) from operations               15,000             (30,000)        (18,000)           (84,000)
-------------------------------------- ---------------- ----------------- ----------------- ------------------
Net income (loss)                          247,000             266,000         288,000           (634,000)
-------------------------------------- ---------------- ----------------- ----------------- ------------------

                                                                       2003
-------------------------------------- ---------------- ----------------- ----------------- ------------------
                                           First              Second           Third             Fourth
                                          Quarter             Quarter         Quarter            Quarter
-------------------------------------- ---------------- ----------------- ----------------- ------------------
Revenue                                   $669,000            $607,000        $759,000           $672,000
-------------------------------------- ---------------- ----------------- ----------------- ------------------
Income (loss) from operations               18,000             (73,000)       (101,000)           (81,000)
-------------------------------------- ---------------- ----------------- ----------------- ------------------
Net income (loss)                           24,000             (70,000)        160,000            159,000
-------------------------------------- ---------------- ----------------- ----------------- ------------------


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Trust dismissed PricewaterhouseCoopers LLP as its independent accountants on January 14, 2004 and appointed Perelson Weiner LLP as successor, as reported in the Trust's Current Report on Form 8-K dated January 20, 2004, incorporated herein by reference.~There were no disagreements with PricewaterhouseCoopers LLP for the year ended December 31, 2002 or for the interim period through January 20, 2004, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the financial statements for such years.

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

The term "disclosure controls and procedures" is defined in Rule 13a-15(e) of the Exchange Act as "controls and other procedures designed to ensure that information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the [Securities and Exchange] Commission's rules and forms." The Trust's disclosure controls and procedures are designed to ensure that material information relating to the consolidated subsidiaries is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosures.

Item 9B. Other Information.

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

(b)  Managing Shareholder.

Ridgewood Power Corporation was incorporated in February 1991 as a Delaware corporation for the primary purpose of acting as a managing shareholder of business trusts and as a managing general partner of limited partnerships. It organized the Trust and acted as managing shareholder until April 1999. On or about April 21, 1999 it was merged into the current Managing Shareholder, Ridgewood Power LLC. In December of 2002, Ridgewood Power, LLC changed its name to Ridgewood Renewable Power, LLC. Robert E. Swanson is the controlling member and sole manager of the Managing Shareholder. All of the equity in the Managing Shareholder is owned by Mr. Swanson or by family trusts. Mr. Swanson has the power on behalf of those trusts to vote or dispose of the membership equity interests owned by them.

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

The Managing Shareholder is an affiliate of Ridgewood Energy Corporation ("Ridgewood Energy"), which has organized limited partnership funds that have invested in oil and natural gas drilling and completion and other related activities. Other affiliates of the Managing Shareholder include Ridgewood Securities, an NASD member, which has been the placement agent for the private placement offerings of the eight trusts and four LLCs sponsored by Ridgewood Renewable Power, LLC and the funds sponsored by Ridgewood Capital, which assists in offerings made by the Managing Shareholder and which is the sponsor of privately offered venture capital funds. Each of these companies is controlled by Robert E. Swanson, who is their sole director or manager.

Set forth below is certain information concerning Mr. Swanson and other executive officers of the Managing Shareholder.

Robert E. Swanson, age 58, has also served as Chief Executive Officer of the Trust since its inception in 1991 and as Chief Executive Officer of RPM, the Other Power Trusts and the Ridgewood LLCs, since their respective inceptions. Mr. Swanson has been President and registered principal of Ridgewood Securities and became the Chairman of the Board of Ridgewood Capital on its organization in 1998. In addition, he has been President and sole stockholder of Ridgewood Energy since its inception in October 1982. Prior to forming Ridgewood Energy in 1982, Mr. Swanson was a tax partner at the former New York and Los Angeles law firm of Fulop & Hardee and an officer in the Trust and Investment Division of Morgan Guaranty Trust Company. His specialty is in personal tax and financial planning, including income, estate and gift tax. Mr. Swanson is a member of the New York State and New Jersey bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

Randall D. Holmes, age 58, has served as the President and Chief Operating Officer of the Managing Shareholder, RPM, the Trust, the Other Power Trusts and the Ridgewood LLCs since January 1, 2004. Prior to that, he served as the primary outside counsel to and has represented the Managing Shareholder and its affiliates since 1991.~ Mr. Holmes has over 30 years of acquisition, development, financing and operating experience in the electric generation and other industries. Mr. Holmes previously was counsel to Downs Rachlin Martin PLLC in Vermont ("DRM"), to DeForest & Duer in New York and to Chadbourne & Parke in New York.~ Mr. Holmes was also President of the Pepsi-Cola Operating Company of Chesapeake and Indianapolis and was Vice President of Advanced Medical Technologies.~ He was also a Partner with the New York law firm of Barrett Smith Schapiro Simon & Armstrong where he specialized in financing transactions, acquisitions and tax planning. DRM is one of the primary outside counsel to the Trust, Managing Shareholder and their affiliates. Immediately prior to being appointed President and Chief Operating Officer, Mr. Holmes was counsel to DRM. He has maintained a minor consulting relationship with DRM in which he may act as a paid advisor to DRM on certain matters that are unrelated to Ridgewood. Such relationship will not require a significant amount of Mr. Holmes' time and it is expected that such relationship will not adversely affect his duties as President and Chief Operating Officer. Mr. Holmes is a graduate of Texas Tech University and the University of Michigan School of Law and is a member of the New York state bar.

Robert L. Gold, age 46, has served as Executive Vice President of the Managing Shareholder, RPM, the Trust, the Other Power Trusts and the Ridgewood LLCs since their respective inceptions. He has been President of Ridgewood Capital since its organization in 1998. As such, he is President of the Ridgewood Venture Funds. He has served as Vice President and General Counsel of Ridgewood Securities Corporation since he joined the firm in December 1987. Mr. Gold has also served as Executive Vice President of Ridgewood Energy since October 1990. He served as Vice President of Ridgewood Energy from December 1987 through
September 1990. For the two years prior to joining Ridgewood Energy and Ridgewood Securities Corporation, Mr. Gold was a corporate attorney in the law firm of Cleary, Gottlieb, Steen & Hamilton in New York City where his experience included mortgage finance, mergers and acquisitions, public offerings, tender offers, and other business legal matters. Mr. Gold is a member of the New York State bar. He is a graduate of Colgate University and New York University School of Law.

Douglas R. Wilson, age 45, was appointed Executive Vice President and Chief Financial Officer of RPM, the Trust, the Other Power Trusts and the Ridgewood LLCs as of 15 April 2005. Mr. Wilson has been associated with the Ridgewood group of companies as a consultant and advisor since 1996 performing investment evaluation, structuring and execution services for the Other Power Trusts and for Ridgewood Venture Funds. Since May of 2002 Mr. Wilson has served as a Director, CEO and Finance Director for CLP Envirogas Ltd. ("Envirogas") which manages Ridgewood's UK landfill gas operations. Mr. Wilson has wide energy industry experience including hydrocarbon and project finance lending and investing and has participated in over $1 billion of financings. During his 22 years in the financial services industry Mr. Wilson has been with RepublicBank of Dallas, Shearson-Lehman Brothers and Bank of Tokyo. Mr. Wilson is a graduate of the University of Texas at Arlington and has an MBA from the Wharton School at the University of Pennsylvania. It is anticipated that Mr. Wilson will continue to serve as an executive and Director of Envirogas during the remainder of its expansion phase which is estimated to be completed in 18-24 months. During this period Mr. Wilson will devote approximately 20-25% of his time to the affairs of Envirogas. It is not anticipated that this executive role at Envirogas will adversely affect performance of his duties as Executive Vice President and Chief Financial Officer.

Daniel V. Gulino, age 44, is Senior Vice President and General Counsel of the Managing Shareholder, RPM, Ridgewood Capital, the Trust, Other Power Trusts and the Ridgewood LLCs. He began his legal career as an associate for Pitney, Hardin, Kipp & Szuch, a large New Jersey law firm, where his experience included corporate acquisitions and transactions. Prior to joining Ridgewood, Mr. Gulino was in-house counsel for several large electric utilities, including GPU, Inc., Constellation Power Source, Inc. and PPL Resources, Inc., where he specialized in non-utility generation projects, independent power and power marketing transactions. Mr. Gulino also has experience with the electric and natural gas purchasing of industrial organizations, having worked as in-house counsel for Alumax, Inc. (now part of Alcoa) where he was responsible for, among other things, Alumax's electric and natural gas purchasing program. Mr. Gulino is a member of the New Jersey State Bar and Pennsylvania State Bar. He is a graduate of Fairleigh Dickinson University and Rutgers University School of Law - Newark.

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

(d) Executive Officers of the Trust.

Pursuant to the Declaration, the Managing Shareholder has appointed officers of the Trust to act on behalf of the Trust and sign documents on behalf of the Trust as authorized by the Managing Shareholder. Mr. Holmes is the President of the Trust and the other executive officers of the Trust are identical to those of the Managing Shareholder.

The officers have the duties and powers usually applicable to similar officers of a Delaware business corporation in carrying out Trust business. Officers act under the supervision and control of the Managing Shareholder, which is entitled to remove any officer at any time. Unless otherwise specified by the Managing Shareholder, the President of the Trust has full power to act on behalf of the Trust. The Managing Shareholder expects that most actions taken in the name of the Trust will be taken by Mr. Holmes and the other principal officers in their capacities as officers of the Trust under the direction of the Managing Shareholder rather than as officers of the Managing Shareholder.

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


(f) Section 16(a) Beneficial Ownership Reporting Compliance

The individuals subject to the requirements of Section 16(a) may not have filed a Form 3 for the year ended 2004 and~possibly prior years. However, each of these individuals~have filed a Form 3 in~year 2005 and~will maintain compliance with 16(a) as~required.


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

Allocations of costs are made either on the basis of identifiable direct costs, time records or in proportion to each program's investments in Projects managed by RPM; all allocations are made in a manner consistent with generally accepted accounting principles. The following table sets forth the cost reimbursement to RPM.


                     2004         2003         2002         2001       2000

RPM Cost
Reimbursements    2,192,292    2,486,469    2,862,273    2,955,915  3,032,954




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

Ridgewood Renewable Power, the Managing Shareholder purchased for cash of $121,800 in the offering 1.45 Investor Shares (.6 of 1% of the outstanding
Investor Shares). The Managing Shareholder was issued one Management Share in the Trust representing the beneficial interests and management rights of the Managing Shareholder in its capacity as such (excluding its interest in the Trust attributable to Investor Shares it acquired in the offering). Additional information concerning the management rights of the Managing Shareholder is at
Item 1 - Business and at Item 10 -- Directors and Executive Officers of the Registrant. Its beneficial interest in cash distributions of the Trust and its allocable share of the Trust's net profits and net losses and other items attributable to the Management Share are described in further detail below at
Item 13 - Certain Relationships and Related Transactions.

Item 13. Certain Relationships and Related Transactions.

The Declaration provides that cash flow of the Trust, less reasonable reserves that the Trust deems necessary to cover anticipated Trust expenses, is to be distributed to the Investors and the Managing Shareholder, from time to time, as the Trust deems appropriate. Under the Declaration of Trust, the Managing Shareholder receives 100% of current year profits until cumulative profits equal cumulative losses allocated to the Managing Shareholder. Once cumulative profits equal cumulative losses allocated to the Managing Shareholder, current year profits are allocated 99% to the Managing Shareholder until the Investors receive cumulative distributions equal to their original investment ("Payout"). After Payout, the Managing Shareholder is entitled to receive 20% of current year profits. Losses incurred in any given year are allocated 1% to the Managing Shareholder, provided the allocation of losses to the Investors shall be limited to prevent the Investor from having a negative capital account.

The  Managing  Shareholder  is  also  entitled  to  receive  1%  of  all  annual distributions made by the Trust (other than those derived from the disposition of Trust property) until the Investors have been distributed a cumulative amount equal to 14% per annum of their equity contribution in such year. Thereafter, the Managing Shareholder is entitled to receive 20% of the remaining distributions for the year. Once Payout is reached, the Managing Shareholder is entitled to receive 20% of the distributions

In 2004 and 2003, as stated at Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters, as well as in prior years, the Trust made distributions to the Managing Shareholder (which is a member of the Board of the Trust) as stated at Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters. In addition, the Trust and its subsidiaries paid fees and reimbursements to the Managing Shareholder and its affiliates as follows:




                      2004         2003         2002         2001       2000

Managing
Shareholder         $91,099     $108,407     $117,058     $177,727     $ -0-


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

Item 14.  Principal Accountant Fees and Services

     Audit Fees

The aggregate fees billed for professional services rendered by Perelson Weiner LLP for the audits of the Trust's annual consolidated financial statements for the years ended December 31, 2004 and 2003 and the reviews of the Trust's consolidated financial statements included in the Quarterly Reports on Form 10-Q for the year ended December 31, 2004 were approximately $31,000 and $26,000, respectively. The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for the reviews of the Trust's consolidated financial statements included in the Quarterly Reports on Form 10-Q for the year ended December 31, 2003 was approximately $20,000.

     Tax Fees

The aggregate fees billed for all tax services rendered by Perelson Weiner LLP for the years ended December 31, 2004 and 2003 were approximately $25,000 for each year. Tax services principally include tax compliance, tax advice and planning (including foreign tax services, as well as tax planning strategies for the preservation of net operating loss carryforwards).

     Audit Related Fees

     None.

     All Other Fees

     None.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

The following documents are filed as part of this report:

(a)  Financial Statements.

     See the Index to Financial Statements in Item 8 hereof.

(b) Reports on Form 8-K.

     None.

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

     99.1. Certifications under Section~906 of the Sarbanes-Oxley Act.

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

By:/s/ Robert E. Swanson    Chief Executive Officer           July 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ Robert E. Swanson       Chief Executive Officer        July 15, 2005
Robert E. Swanson

By:/s/ Douglas R. Wilson       Executive Vice President       July 15, 2005
       Douglas R. Wilson       and Chief Financial Officer

RIDGEWOOD RENEWABLE POWER LLC  Managing Shareholder           July 15, 2005
By:/s/ Robert E. Swanson       Chief Executive Officer
Robert E. Swanson

                   CERTIFICATION PURSUANT TO RULE 13A-14 UNDER
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Robert E. Swanson, Chief Executive Officer of Ridgewood Electric Power Trust II ("registrant"), certify that:

1. I have reviewed this annual report on Form~10-K of the registrant;

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

4. The   registrant's  other  certifying  officer  and  I  are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules~13a-15(e) and 15d-15(e)) for the registrant and we have:

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



Date: July 15, 2005

/s/ Robert E. Swanson
Robert E. Swanson
Chief Executive Officer

                   CERTIFICATION PURSUANT TO RULE 13A-14 UNDER
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Douglas R. Wilson, Chief Financial Officer of Ridgewood Electric Power Trust II ("registrant"), certify that:

1. I have reviewed this annual report on Form~10-K of the registrant;

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

4. The   registrant's  other  certifying  officer  and  I  are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules~13a-15(e) and 15d-15(e)) for the registrant and we have:


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



Date: July 15, 2005

/s/ Douglas R. Wilson
Douglas R. Wilson
Chief Financial Officer