Form 10-Q
period 2005-03-31
RIDGEWOOD ELECTRIC POWER TRUST II
filed 2005-07-18
CIK 895993

Microsoft Word 11.0.6359;

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.


                  For the quarterly period ended March 31, 2005

                         Commission file Number 0-21304

                        RIDGEWOOD ELECTRIC POWER TRUST II
            (Exact name of registrant as specified in its charter.)

         Delaware                                           22-3206429
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                     Identification No.)

   1314 King Street, Wilmington, Delaware                             19801
   (Address of principal executive offices)                         (Zip Code)

               (302) 888-7444
Registrant's telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ] I assume we check yes because we will be filing the other required reports at the same time.

                                                 PART I. - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Ridgewood Electric Power Trust II
Consolidated Balance Sheets

--------------------------------------------------------------------------------
                                                                                   March 31,              December 31,
                                                                                     2005                     2004
                                                                               ------------------       -----------------
                                                                                  (unaudited)              (audited)
Assets:
Cash and cash equivalents                                                              $ 401,776               $ 429,790
Trade receivables                                                                        196,561                 215,645
Current portion of notes receivable from the transfer of investment in
   limited partnership interests under contractual agreements                            140,797                 363,240
Current portion of unrealized gain on gas purchase contract                              816,809                 506,868
Other current assets                                                                      48,664                  52,462
                                                                               ------------------       -----------------
       Total current assets                                                            1,604,607               1,568,005

Plant and equipment                                                                    3,468,542               3,468,542
Accumulated depreciation                                                              (2,154,291)             (2,097,272)
                                                                               ------------------       -----------------
                                                                                       1,314,251               1,371,270
                                                                               ------------------       -----------------

Electric power sales contract                                                          3,032,000               3,032,000
Accumulated amortization                                                              (1,243,120)             (1,212,800)
                                                                               ------------------       -----------------
                                                                                       1,788,880               1,819,200
                                                                               ------------------       -----------------

Non-current portion of unrealized gain on gas purchase contract                          332,475                 258,546
                                                                               ------------------       -----------------

        Total assets                                                                 $ 5,040,213             $ 5,017,021
                                                                               ------------------       -----------------

Liabilities and Shareholders' Equity (Deficit):
Liabilities:
Accounts payable and accrued expenses                                                    $ 9,602                $ 11,186
Accrued fuel expense                                                                     119,000                  71,606
Accrued professional fees                                                                 35,171                  59,189
Due to affiliates                                                                         21,014                  61,699
                                                                               ------------------       -----------------
         Total current liabilities                                                       184,787                 203,680

Commitments and contingencies

Shareholders' Equity (Deficit):
Shareholders' equity (deficit) (235.3775 investor shares issued
  and outstanding)                                                                     5,008,115               4,966,451
Managing shareholder's accumulated deficit (1 management
  share issued and outstanding)                                                         (152,689)               (153,110)
                                                                               ------------------       -----------------
         Total shareholders' equity (deficit)                                          4,855,426               4,813,341
                                                                               ------------------       -----------------

         Total liabilities and shareholders' equity (deficit)                        $ 5,040,213             $ 5,017,021
                                                                               ------------------       -----------------

        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust II
Consolidated Statements of Operations (unaudited)

--------------------------------------------------------------------------------
                                                                         Three Months Ended
                                                               -----------------------------------------
                                                                   March 31,               March 31,
                                                                     2005                    2004
                                                               ------------------       ----------------
Power generation revenue                                               $ 563,265              $ 633,214

Cost of revenue                                                          512,107                554,905
                                                               ------------------       ----------------
Gross profit                                                              51,158                 78,309
                                                               ------------------       ----------------
Operating expenses:
General and administrative                                                19,653                 42,876
Management fee to managing shareholder                                    18,051                 22,776
                                                               ------------------       ----------------
          Total operating expenses                                        37,704                 65,652
                                                               ------------------       ----------------

Income from operations                                                    13,454                 12,657
                                                               ------------------       ----------------

Other income:
Interest income                                                            1,394                  1,331
Unrealized gain on gas purchase contracts, net                           383,870                232,602
                                                               ------------------       ----------------
          Total other income                                             385,264                233,933
                                                               ------------------       ----------------

Net income                                                             $ 398,718              $ 246,590
                                                               ------------------       ----------------

        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust II
Consolidated Statements of Cash Flows (unaudited)

--------------------------------------------------------------------------------
                                                                                           Three Months Ended
                                                                              -------------------------------------------
                                                                                  March 31,                March 31,
                                                                                     2005                    2004
                                                                              -------------------      ------------------
Cash flows from operating activities:
     Net income                                                                        $ 398,718               $ 246,590
                                                                              -------------------      ------------------
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                     87,339                  86,662
       Unrealized gain on gas purchase contract                                         (383,870)               (232,602)
     Changes in assets and liabilities:
       Trade receivables                                                                  19,084                  (6,868)
       Other current assets                                                                3,798                  (4,920)
       Accounts payable and accrued expenses                                              21,792                 (51,357)
       Due to/from affiliates, net                                                       (40,685)                (10,048)
                                                                              -------------------      ------------------
               Total adjustments                                                        (292,542)               (219,133)
                                                                              -------------------      ------------------
               Net cash provided by operating activities                                 106,176                  27,457
                                                                              -------------------      ------------------
Cash flows from investing activities:
     Proceeds from notes  receivable                                                     222,443                 133,333
                                                                              -------------------      ------------------
               Net cash provided by investing activities                                 222,443                 133,333
                                                                              -------------------      ------------------
Cash flows from financing activities:
     Cash distributions to shareholders                                                 (356,633)               (356,633)
                                                                              -------------------      ------------------
               Net cash used in financing activities                                    (356,633)               (356,633)
                                                                              -------------------      ------------------

Net decrease in cash and cash equivalents                                                (28,014)               (195,843)
Cash and cash equivalents, beginning of year                                             429,790               1,218,009
                                                                              -------------------      ------------------
Cash and cash equivalents, end of period                                               $ 401,776             $ 1,022,166
                                                                              -------------------      ------------------

        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust II
Notes to the Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

1. General

The accompanying unaudited consolidated financial statements of Ridgewood Electric Power Trust II (the "Trust") were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial condition of the Trust have been included. Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current year's presentation. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the U.S. Securities and Exchange Commission ("SEC").

The consolidated financial statements include the accounts of the Trust and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated.

The Trust's notes receivable from the transfer of its investment in limited partnership interests under contractual arrangements are being accounted for using the cost recovery method prescribed by SEC Staff Accounting Bulletin Topic 5E since the recovery of interest and principal under the these notes receivable are dependent solely upon the operating results of the limited partnership investments.

2. Related Party Transactions

Pursuant to an agreement with the Trust's projects, Ridgewood Power Management LLC ("Ridgewood Management"), an entity related to Ridgewood Renewable Power, LLC (the "Managing Shareholder") through common ownership, provides management, purchasing, engineering, planning and administrative services to the projects owned by the Trust. Ridgewood Management in reimbursed by the Trust's projects at its cost for the services it provides such projects and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by Ridgewood Management. For the three months ended March 31, 2005 and 2004, Ridgewood Management charged the Monterey Project $23,539 and $31,612, respectively, for overhead items allocated in proportion to the amount invested in projects managed. For the three months ended March 31, 2005 and 2004, Ridgewood Management charged the California Pumping Project $4,220 and $4,960, respectively, for overhead items allocated in proportion to the amount invested in projects managed. Ridgewood Management also charged the Monterey and California Pumping projects for all of the direct operating and non-operating expenses incurred during the period.

From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest. At March 31, 2005 and December 31, 2004, the Trust had outstanding amounts due to the following affiliates:



                                                      Due To
                                          -----------------------------------
                                             March 31,       December 31,
                                                2005             2004
                                          -----------------------------------
Ridgewood Power Management LLC               $ 20,461          $ 60,985
Other affiliates                                  553               714
                                          -----------------------------------
         Total                               $ 21,014          $ 61,699
                                          -----------------------------------

3. Financial Information by Business Segment

The Trust's business segments were determined based on similarities in economic characteristics and customer base. The Trust's principal business segments consist of the sale of electric energy at wholesale, by the Monterey Project, and at retail, by the California Pumping Project.

Common services shared by the business segments are allocated on the basis of identifiable direct costs, time records or in proportion to amount invested in projects managed by Ridgewood Management.

The financial data for business segments are as follows:


                                                                   Wholesale
                                               -----------------------------------------------------
                                                  As of and For the Three Months Ended March 31,
                                               -----------------------------------------------------
                                                        2005                         2004
                                               ----------------------       ------------------------

Revenue                                                 $ 559,523                    $ 577,172
Depreciation and amortization                              61,125                       61,125
Operating income                                          138,967                      130,016
Unrealized gain on gas purchase contract                  383,870                      232,602
Total assets                                            4,389,090                    4,202,713
Capital expenditures                                            -                            -

                                                                     Retail
                                               -----------------------------------------------------
                                                  As of and For the Three Months Ended March 31,
                                               -----------------------------------------------------
                                                        2005                         2004
                                               ----------------------       ------------------------

Revenue                                                  $ 3,742                      $ 56,042
Depreciation and amortization                             26,214                        25,537
Operating loss                                           (85,816)                      (54,827)
Unrealized gain on gas purchase contract                       -                             -
Total assets                                              99,650                       205,448
Capital expenditures                                           -                             -

                                                                   Corporate
                                               -----------------------------------------------------
                                                  As of and For the Three Months Ended March 31,
                                               -----------------------------------------------------
                                                        2005                         2004
                                               ----------------------       ------------------------

Revenue                                                      $ -                           $ -
Depreciation and amortization                                  -                             -
Operating loss                                           (39,697)                     (62,532)
Unrealized gain on gas purchase contract                       -                             -
Total assets                                             551,473                     1,752,608
Capital expenditures                                           -                             -

                                                                      Total
                                               -----------------------------------------------------
                                                  As of and For the Three Months Ended March 31,
                                               -----------------------------------------------------
                                                        2005                         2004
                                               ----------------------       ------------------------

Revenue                                                $ 563,265                     $ 633,214
Depreciation and amortization                             87,339                        86,662
Operating income                                          13,454                        12,657
Unrealized gain on gas purchase contract                 383,870                       232,602
Total assets                                           5,040,213                     6,160,769
Capital expenditures                                           -                             -





4.   Subsequent Events

On June 14, 2005, the Managing Shareholder received notification from Wachovia Bank that its Line of Credit was extended through September 30, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the U.S. Securities and Exchange Commission.

Dollar amounts in this discussion are rounded to the nearest $1,000.

Introduction

The consolidated financial statements include the accounts of the Trust and the limited partnerships owning the Monterey and California Pumping Projects.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to "Significant Accounting Policies" in Item 7 of the Trust's 2004 Form 10-K. There have been no substantive changes to those policies and estimates.

Outlook

The Monterey Project is a "Qualified Facility," as defined by the Public Utilities Regulatory Policies Act of 1978 and currently sells its electric output under a power contract with Pacific Gas & Electric Company ("PG&E") that expires in 2020 ("Power Contract"). Upon expiration or termination, of the Power Contract, the Monterey Project will be a "merchant plant," meaning that it will sell its electric output to the market or to various third-parties but at then current market prices as opposed to long-term fixed price power contracts. There can be no assurance that future market prices will be sufficient to allow the Monterey Project to operate profitably.

The California Pumping Project owns irrigation well pumps in Ventura County, California, which supply water to farmers. The demand for water pumped by the project varies inversely with rainfall in the area.

Results of Operations

Power generation revenue decreased $70,000, or 11%, to $563,000 in the first quarter of 2005 compared to $633,000 in the first quarter of 2004. As a result of the extreme rainy weather conditions experienced in Southern California during the first quarter of 2005, the need to pump well water for crop watering was not necessary. Revenues generated from the California Pumping project decreased $53,000.

Cost of revenue decreased $43,000 to $512,000 in the first quarter of 2005 compared to $555,000 in the first quarter of 2004. The decrease is the result of the $22,000 decrease in the operations of the California Pumping projects. In addition, the Monterey Project records and pays for its natural gas on a net basis (contracted purchase quantities less contracted re-sale quantities). As a result, cost of revenue is net of the realized gains received from the re-sale of contracted quantities of natural gas by the Monterey Project to its supplier. Net fuel expense for the first quarter of 2005 was $40,000 less then the prior year. For the quarter ended March 31, 2005, the Monterey Project experienced an increase in other production expenses of $19,000, for a net decrease in cost of revenue of $21,000 compared to the quarter ended March 31, 2004.

Gross profit, which represents power generation revenue reduced by cost of revenue, decreased by $27,000 to $51,000 in the first quarter of 2005. The decrease is primarily the result of the reduction in power generation partially offset by the corresponding decrease in production expenses.

General and administrative expenses decreased $23,000 to $20,000 in the first quarter of 2005 compared to $43,000 in the first quarter of 2004. The decrease is due the lower professional fees incurred in the current quarter.

The management fee for the first quarter of 2005 was $18,000 compared to $23,000 for the first quarter of 2004. The decrease is the result of the Trust's lower net asset balance, upon which the management fee is calculated.

As result of the decrease in gross profit and the decrease in operating expenses, income from operations for both periods was $13,000.

Unrealized gain on gas purchase contracts, increased by $151,000, to $384,000 in the first quarter of 2005 from $233,000 in the first quarter of 2004. The increase is a result of the increase in the market price of natural gas partially offset by the lower volume of gas remaining under contract in the current quarter.

Net income for the first quarter of 2005 increased by $152,000, to $399,000 compared to $247,000 in the first quarter of 2004. The increase is attributable to the increase in unrealized gain on gas purchase contracts in the current period.

Liquidity and Capital Resources

At March 31, 2005, the Trust had cash and cash equivalents of $402,000 a decrease of $28,000 compared to December 31, 2004. The decrease is the net effect of the $106,000 received from operating activities and the $222,000 collected on notes receivable, offset by the $357,000 of distributions paid to shareholders.

The Trust expects that its cash flows from operations and cash on hand will be sufficient to fund its obligations and any declared distributions for the next twelve months. The Trust has historically financed its operations from cash generated from its subsidiaries operations. Obligations of the Trust are generally limited to payment of management fees to the Managing Shareholder and payments for certain administrative, accounting and legal services to third persons. Accordingly, the Trust has not found it necessary to retain a material amount of working capital.

Cash provided by operating activities for the three months ended March 31, 2005 was $106,000 compared to $27,000 for the three months ended March 31, 2004. The increase in cash flow is in part due to the lower outstanding trade receivables and increase in accounts payable at March 31, 2005.

Cash provided by investing activities for the first quarter of 2005 increased to $222,000 from $133,000 for the first quarter of 2004. The increase is due to the scheduled increase in principal received under the respective notes receivable.

Cash used in financing activities was $357,000 for the first three months of 2005 and 2004. The $357,000 represents the distributions made to shareholders in each year.

On June 26, 2003, the Managing Shareholder of the Trust entered into a $5,000,000 Revolving Credit and Security Agreement with Wachovia Bank National Association ("Credit Agreement"). The agreement allows the Managing Shareholder to obtain loans and letters of credit for the benefit of the trusts and funds that it manages. On February 20, 2004, the Managing Shareholder and Wachovia Bank amended the agreement increasing the amount to $6,000,000. Recently, Wachovia Bank and the Managing Shareholder amended the Credit Agreement again to extend its expiration to September 30, 2005. As part of the Credit Agreement, the Trust separately agreed with Wachovia Bank to limit its ability to incur indebtedness, liens and provide guarantees.

In August 2003, the Trust issued through its bank at that time a standby letter of credit, in the amount of $504,000 to secure the gas purchases for the Monterey project. The Trust used the Managing Shareholder's credit facility with Wachovia to collateralize the letters of credit. In August of 2004, the supplier of natural gas to the Monterey project agreed to reduce the standby letter of credit to $230,000.

The Monterey Project operates under a Power Contract that expires in 2020. In addition, the Monterey Project has certain long-term obligations pursuant to certain Gas Purchase and Re-sale Agreements, which expire in August 2006. As of March 31, 2005, the Monterey Project had $1,935,000 remaining under its gas purchase agreement, of which $918,000 is committed to being sold back to the vendor. The Monterey Project has a long-term operating ground lease, which expires in May 2021 and requires annual minimum payments of $337,000. These long-term obligations are not guaranteed by the Trust. The Trust and its subsidiaries expect that its cash flows from operations and cash on hand will be sufficient to fund its obligations and any distributions declared for the next twelve months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Trust's primary market risk exposure is limited interest rate risk caused by fluctuations in short-term interest rates. The Trust does not anticipate any changes in its primary market risk exposure. The Trust does not trade in market risk sensitive instruments.

Item 4. Controls and Procedures

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

The term "disclosure controls and procedures" is defined in Rule 13a-15(e) of the Exchange Act as "controls and other procedures designed to ensure that information required to be disclosed by the issuer in the reports, files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the [Securities and Exchange] Commission's rules and forms." The Trust's disclosure controls and procedures are designed to ensure that material information relating to the consolidated subsidiaries is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosures.

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

Exhibit 32.1 -  Section 1350 Certification of Officers

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       RIDGEWOOD ELECTRIC POWER TRUST II
                                   Registrant

July 15, 2005                     By /s/ Douglas R. Wilson
Date                              Douglas R. Wilson
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (signing on behalf of the
                                  Registrant and as
                                  principal financial
                                  officer)

                   CERTIFICATION PURSUANT TO RULE 13A-14 UNDER
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED



I, Robert E. Swanson, Chief Executive Officer of Ridgewood Electric Power Trust II ("registrant"), certify that:

1. I have reviewed this quarterly report on Form~10-Q of the registrant;

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

1. I have reviewed this quarterly report on Form~10-Q of the registrant;

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