Form 10-Q
period 2006-03-31
RIDGEWOOD ELECTRIC POWER TRUST II
filed 2007-12-20
CIK 895993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number:   0-21304

RIDGEWOOD ELECTRIC POWER TRUST II
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-3206429
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1314 King Street, Wilmington, Delaware	19801
(Address of Principal Executive Offices)	(Zip Code)

(302) 888-7444
(Issuer’s Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

As of November 30, 2007, there were 235.3775 Investor Shares outstanding.

RIDGEWOOD ELECTRIC POWER TRUST II

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST II
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2006	December 31, 2005
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$274	$196
Accounts receivable	112	420
Due from affiliates	-	1
Gas forward contract	281	898
Other current assets	27	39
Total current assets	694	1,554
Plant and equipment, net	-	1,132
Intangibles, net	-	1,698
Total assets	$694	$4,384

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$58	$152
Due to affiliates	16	354
Total current liabilities	74	506

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (235.3775 Investor Shares issued and outstanding)	815	4,040
Managing Shareholder’s accumulated deficit (1 management share issued and outstanding)	(195)	(162)
Total shareholders’ equity	620	3,878
Total liabilities and shareholders’ equity	$694	$4,384

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005

Revenues	$91	$664

Cost of revenues	641	284

Gross (loss) profit	(550)	380

Operating expenses:
General and administrative expenses	30	45
Impairment of plant, equipment and intangibles	2,830	-
Management fee to the Managing Shareholder	15	18
Total operating expenses	2,875	63

(Loss) income from operations	(3,425)	317

Other income:
Gain on sale of investments	167	-
Interest income	-	1
Total other income	167	1

Net (loss) income	$(3,258)	$318

Managing Shareholder – Net (loss) income	$(33)	$2
Managing Shareholder – Distribution	-	3
Shareholders – Net (loss) income	(3,225)	316
Net (loss) income per Investor Share	(13,703)	1,344
Distribution per Investor Share	-	1,500

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net cash provided by operating activities	$78	$106

Cash flows from investing activities:
Proceeds from investment in partnership transferred
under contractual agreement	-	222

Cash flows from financing activities:
Cash distribution to shareholders	-	(356)

Net increase (decrease) in cash and cash equivalents	78	(28)
Cash and cash equivalents, beginning of period	196	430
Cash and cash equivalents, end of period	$274	$402

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules. These condensed consolidated financial statements should be read in conjunction with the Ridgewood Electric Power Trust II (the “Trust”) Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on December 14, 2007 (the “2005 Form 10-K”). No significant changes have been made to the Trust’s accounting policies and estimates disclosed in the 2005 Form 10-K.

In the opinion of management, the condensed consolidated financial statements as of March 31, 2006, and for the three-month periods ended March 31, 2006 and 2005, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year or any other period.

2.   DESCRIPTION OF BUSINESS

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

As of March 31, 2006, the Trust had one non-operating investment, located in California and 100% owned by the Trust (“Monterey”). The investment is a 5.5 megawatt (“MW”) cogeneration project which suspended operations in January 2006 due to a contract dispute with its customer. Since the closing of the Monterey facility in January 2006, the Trust has not had any operating revenues, though it continued to have contractual obligations through August 2006 related to its gas purchase agreement with Coral Services Energy, Inc. During the first quarter of 2006, the Trust recorded an asset impairment of Monterey’s net book value of its plant, equipment and intangibles. The Monterey project remains closed as of the date of this filing.

The other operating investment of the Trust was a collection of irrigation service engines with a production capacity of 2MW (the “Pumping Project”), which was sold in January 2006 for $1. The sale of the Pumping Project did not impact the Trust’s results of operations in 2006, as the assets were previously fully impaired. Additionally, at March 31, 2006, the Trust had a long-term note receivable, which was paid in full on October 31, 2007. Upon the repayment of the Trust’s long term receivable in October 2007, the Trust no longer had any cash producing assets and may not in the future, subject to the resolution of litigation relating to the Monterey facility.

3.    NOTES RECEIVABLE

In September 2002, the Trust sold its interests in Pittsfield Investors Limited Partnership and B-3 Limited Partnership to Energy Answers Corporation for $1.2 million in cash and $5 million of promissory notes. The notes bore interest at a rate of 10% per annum, and were to be repaid over a 17-year term. The recovery of interest and principal under the promissory notes issued in connection with the sale of the Trust’s were dependent upon the operations of the partnership investment transferred.

Consequently, the Trust deferred its gain on the sale of its ownership interest until the carrying value of the investment was fully recovered. The cash proceeds received for the interest and principal were recorded as a reduction of its investment in partnership transferred under contractual agreement through June 30, 2005.  Subsequent payments were recorded as a component of other income as collected. The note payments remained current until the notes were paid in full on October 31, 2007.

RIDGEWOOD ELECTRIC POWER TRUST II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

4.  IMPAIRMENT

On January 9, 2006, Monterey suspended its operations indefinitely.  As a result, the Trust recorded full impairments relating to its plant and equipment and intangibles of $1,132 and $1,698, respectively.

5.  GAS CONTRACT

In August 2001, Monterey entered into an agreement to purchase natural gas, at fixed prices, over a five-year term in connection with entering into an amendment fixing the sales price of electric power sales contracts for a similar term. The contract was entered into in order to minimize the impact of fluctuating energy prices. The Trust has determined that the contract is a derivative as defined under Statement of Financial Accounting Standards (“SFAS”)  No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. The Trust has designated the derivative as a non-hedge instrument. Accordingly, the value of the contract based on the differences between contract prices and market value prices is recognized as an asset or a liability in the balance sheet. Changes in the carrying value of the contract is reflected as a component of cost of revenues in the consolidated statements of operations.

6.  COMMITMENTS AND CONTINGENCIES

Monterey has a non-cancelable operating lease which expires in May 2021. Future minimum lease payments as of December 31, 2006 are approximately $12 per annum along with the delivery of by-product steam.  In connection with the lease, Monterey has not delivered by-product steam since it was shut down in January 2006. As a result, Monterey may be subject to penalties from the lessor. The Trust considers the likelihood of any successful claim in this matter to be remote.

Monterey has a long-term agreement to purchase natural gas from its supplier at a fixed price throughout the term, which expired in August 2006.  At March 31, 2006, future minimum purchases under the agreement were $321, all of which occurred in 2006. In connection with the gas supply contract, the Trust issued a standby letter of credit which totaled $230 at March 31, 2006. The letter of credit expired in August 2006.

7.   SUBSEQUENT EVENTS

For the first 15 years of operation, Pacific Gas and Electric Company (“PG&E”) “dispatched” Monterey to produce and deliver electricity up to its contract capacity on a 13 hour per day, five day per week basis (“13x5”).  However, on December 1, 2005, PG&E dispatched Monterey on a 24 hour per day, seven day per week basis (“24x7”) for an indefinite period, effective January 1, 2006. Monterey advised PG&E that its 24x7 dispatch order was a breach of the parties’ power purchase agreement.  Management of Monterey was also concerned that if the facility continued to produce and supply power consistent with the parties’ prior course of performance, PG&E would refuse to pay.  Accordingly, Monterey demanded that PG&E provide adequate assurances that it would continue to pay Monterey for its capacity and its electricity produced and delivered in accordance with the parties’ longstanding 13x5 operations.  PG&E did not provide such assurances.  In the absence of such assurances, Monterey suspended operations on or about January 9, 2006.  Monterey filed a Complaint against PG&E in the San Francisco Superior Court on May 16, 2006 (the “Monterey Complaint”).  The Monterey Complaint seeks damages for breach of contract, damages for PG&E’s breach of the implied covenant of good faith and fair dealing, and a claim for declaratory relief against PG&E, seeking a judicial determination that PG&E’s conduct materially breached the parties’ agreement and justified Monterey’s suspension of performance. Monterey is seeking damages against PG&E estimated at approximately $5,000.  A Jury Trial with regard to this matter is currently set for February 8, 2008.

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

RIDGEWOOD ELECTRIC POWER TRUST II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

The claims made by PG&E have been made solely against Monterey and do not involve any claims against the Trust. Both of the above litigation matters are currently in discovery.  Monterey intends to vigorously prosecute its claims and defend against PG&E’s claims and believes it will ultimately prevail.

 On August 16, 2006, the Managing Shareholder of the Trust and affiliates of the Trust, filed lawsuits against the former independent registered public accounting firm for the Trust, Perelson Weiner, LLP (“Perelson Weiner”), in New Jersey Superior Court.  The suits alleged professional malpractice and breach of contract in connection with audit and accounting services performed by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust, and its affiliates alleging breach of contract due to unpaid invoices. Discovery is ongoing and no trial date has been set. The costs and expenses of the litigation are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds, including the Trust.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition at March 31, 2006 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document.  Results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying financial statements, notes and other supplemental information included elsewhere in this report and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Trust’s 2005 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts.   These statements are based upon management’s opinions and estimates as of the date they are made.  Although management believes that the expectations reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include the outcome of litigation described in Item 3. "Legal Proceedings” of the Trust’s 2005 Form 10-K, changes in political and economic conditions, federal or state regulatory structures, government mandates, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of generating plants, mechanical breakdowns, volatility in the price for electric energy, natural gas, or renewable energy. Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of the 2005 Form 10-K. The Trust undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Trust’s financial condition and operating results is based on its financial statements.  The preparation of this Quarterly Report on Form 10-Q requires the Trust to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Trust’s financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.  No material changes have been made to the Trust’s critical accounting policies and estimates disclosed in its 2005 Form 10-K.

Results of Operations and Changes in Financial Condition

Three months ended March 31, 2006 compared to the three months ended March 31, 2005

Total revenues decreased approximately $0.6 million, or 86.3%, to $0.1 million in the first quarter of 2006 as compared to $0.7 million for the same period in 2005. This decrease was due to the suspension of Monterey’s operations and the sale of the Pumping Project in January 2006. Revenues for 2006 are Monterey’s revenues prior to suspension of its operations.

Cost of revenues increased approximately $0.3 million, or 125.7%, to $0.6 million in the first quarter of 2006, as compared to $0.3 million for the same period in 2005. This increase was due to a decline in the price of natural gas, which has the effect of increasing cost of revenues due to recording declines in market value of the Trust’s gas forward contract.

Gross loss was $0.6 million for the first quarter of 2006, a decrease of approximately $1.0 million compared to gross profit of $0.4 million for the same period in 2005.  This decrease was primarily due to decreased revenues as a result of the Monterey shutdown and increased cost of revenues resulting from declines in the price of natural gas.

During the first quarter of 2006, the Trust recorded a $2.8 million impairment of plant and equipment and its intangible assets, as a result of closing the Monterey operations.

The Trust recorded a gain on sale of investments of $0.2 million in the first quarter of 2006 due to collections of its notes receivable during the first quarter of 2006. Cash receipts in the first quarter of 2005 reduced the carrying value of the notes and therefore no gain was recognized.

Total assets were $0.7 million at March 31, 2006, a decrease of $3.7 million from $4.4 million at December 31, 2005. This decrease is primarily due to the shutdown of Monterey and purchases under the gas forward contract. Total liabilities decreased $0.4 million from $0.5 million at December 31, 2005 to $74,000 at March 31, 2006, primarily due to affiliated repayments of $0.3 million.

Liquidity and Capital Resources

Three months ended March 31, 2006 compared to the three months ended March 31, 2005

At March 31, 2006, the Trust had cash and cash equivalents of $0.3 million, an increase of $0.1 million from $0.2 million at December 31, 2005. The increase was the result of $78,000 provided by operating activities.

Cash provided by investing activities for the three months ended March 31, 2005 was $0.2 million attributable to payments received from notes receivable. For the 2006 period, cash receipts on the notes are classified as an operating activity.

There was no cash used in financing activities for the first quarter of 2006 and $0.4 million used in the first quarter of 2005.  The 2005 amount represents amounts distributed to shareholders.

Future Liquidity and Capital Resource Requirements

The Trust expects cash flows from operating activities to be significantly less in the future periods than in the previous periods since the operation of Monterey has ceased.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments

At March 31, 2006, remaining purchases under the Trust’s gas supply contract totaled $321,000. There have been no other changes from the disclosures in the Trust’s 2005 Form 10-K.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure required by this Item is omitted pursuant to Item 305(e) of Regulation S-K.

ITEM 4.   CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Trust’s Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Trust’s disclosure controls and procedures. A system of disclosure controls and procedures is designed to ensure that information required to be disclosed by a registrant in reports filed with the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.  This includes disclosure controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure. A review of these controls and procedures was done by the Trust as of March 31, 2006, which revealed that the following material weaknesses previously identified continue to exist:

(i)
a lack of sufficient personnel with relevant experience to develop, administer and monitor disclosure controls and procedures to enable the Trust to comply efficiently, or on a timely basis, with its financial reporting obligations,

(ii)
inadequate disclosure controls and procedures, including inadequate record retention and review policies that would enable the Trust to meet its financial reporting and disclosure obligations in an efficient and timely manner.

As a result of these weaknesses, the Trust has not timely met its reporting obligations under the Exchange Act.

The Trust's Chief Executive Officer and Chief Financial Officer have also concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

Since the review, the Trust has implemented the following changes in internal control over financial reporting:

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

The Trust’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act and concluded that, as of the end of the period covered by this report, because of the material weaknesses noted above, the Trust’s disclosure controls and procedures were not effective.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed in the 2005 Form 10-K.

ITEM 1A.   RISK FACTORS

For information regarding factors that could affect the Trust’s results of operations, financial condition and liquidity, see the risk factors discussed under “Risk Factors”  in Item 1A of the 2005 Form 10-K.  There have been no material changes from the risk factors previously disclosed in such Form 10-K.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

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

RIDGEWOOD ELECTRIC POWER TRUST III

Date: December 20, 2007	By:	/s/ Randall D. Holmes
Randall D. Holmes
Chief Executive Officer
(Principal Executive Officer)

Date: December 20, 2007	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)