Form 10-Q
period 2006-06-30
RIDGEWOOD ELECTRIC POWER TRUST II
filed 2007-12-20
CIK 895993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of November 30, 2007, there were 235.3775 Investor Shares outstanding.

RIDGEWOOD ELECTRIC POWER TRUST II

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST II
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2006	December 31, 2005
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$328	$196
Accounts receivable	108	420
Due from affiliates	4	1
Gas forward contract	73	898
Other current assets	9	39
Total current assets	522	1,554
Plant and equipment, net	-	1,132
Intangibles, net	-	1,698
Total assets	$522	$4,384

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2	$152
Due to affiliates	10	354
Total current liabilities	12	506

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (235.3775 Investor Shares issued and outstanding)	706	4,040
Managing Shareholder’s accumulated deficit (1 management share issued and outstanding)	(196)	(162)
Total shareholders’ equity	510	3,878
Total liabilities and shareholders’ equity	$522	$4,384

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005

Revenues	$91	$1,315	$-	$651

Cost of revenues	867	1,161	226	877

Gross (loss) profit	(776)	154	(226)	(226)

Operating expenses:
General and administrative expenses	67	72	37	27
Impairment of plant, equipment and intangibles	2,830	-	-	-
Management fee to the Managing Shareholder	29	36	14	18
Total operating expenses	2,926	108	51	45

(Loss) income from operations	(3,702)	46	(277)	(271)

Other income:
Gain on sale of investments	334	26	167	26
Interest income	-	2	-	1
Total other income	334	28	167	27

Net (loss) income	$(3,368)	$74	$(110)	$(244)

Managing Shareholder – Net (loss) income	$(34)	$-	$(1)	$(2)
Managing Shareholder – Distributions	-	7	-	4
Shareholders – Net (loss) income	(3,334)	74	(109)	(242)
Net (loss) income per Investor Share	(14,166)	314	(463)	(1,028)
Distributions per Investor Share	-	3,000	-	1,500

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net cash provided by operating activities	$132	$33

Cash flows from investing activities:
Proceeds from investment in partnership transferred
under contractual agreement	-	363

Cash flows from financing activities:
Cash distributions to shareholders	-	(713)

Net increase (decrease) in cash and cash equivalents	132	(317)
Cash and cash equivalents, beginning of period	196	430
Cash and cash equivalents, end of period	$328	$113

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules. These condensed consolidated financial statements should be read in conjunction with the Ridgewood Electric Power Trust II (the “Trust”) Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on December 13, 2007 (the “2005 Form 10-K”). No significant changes have been made to the Trust’s accounting policies and estimates disclosed in the 2005 Form 10-K.

In the opinion of management, the condensed consolidated financial statements as of June 30, 2006, and for the six and three-month periods ended June 30, 2006 and 2005, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the six and three months ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year or any other period.

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

As of June 30, 2006, the Trust had one non-operating investment, located in California and 100% owned by the Trust (“Monterey”). The investment is a 5.5 megawatt (“MW”) cogeneration project which suspended operations in January 2006 due to a contract dispute with its customer. Since the closing of the Monterey facility in January 2006, the Trust has not had any operating revenues, though it continued to have contractual obligations through August 2006 related to its gas purchase agreement with Coral Energy Services, Inc. During the first quarter of 2006, the Trust recorded an asset impairment of Monterey’s net book value of its plant, equipment and intangibles. The Monterey project remains closed as of the date of this filing.

The other operating investment of the Trust was a collection of irrigation service engines with a production capacity of 2MW (the “Pumping Project”), which was sold in January 2006 for $1. The sale of the Pumping Project did not impact the Trust’s results of operations in 2006, as the assets were previously fully impaired. Additionally, at June 30, 2006, the Trust had a long-term note receivable, which was paid in full on October 31, 2007. Upon the repayment of the Trust’s long term receivable in October 2007, the Trust no longer had any cash producing assets and may not in the future, subject to the resolution of litigation relating to the Monterey facility.

3.  RECENT ACCOUNTING PRONOUNCEMENT

FIN 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of Statement of Financial Accounting Standards (“SFAS”)  No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Trust beginning January 1, 2007. The Trust does not believe that the adoption of FIN 48 will have a material impact on its consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

4.  NOTES RECEIVABLE

In September 2002, the Trust sold its interests in Pittsfield Investors Limited Partnership and B-3 Limited Partnership to Energy Associates Corporation for $1.2 million in cash and $5 million of promissory notes. The notes bore interest at a rate of 10% per annum, and were to be repaid over a 17-year term. The recovery of interest and principal under the promissory notes issued in connection with the sale of the Trust’s interest were dependent upon the operations of the partnership investment transferred.

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

6.  GAS CONTRACT

In August 2001, Monterey entered into an agreement to purchase natural gas, at fixed prices, over a five-year term in connection with entering into an amendment fixing the sales price of electric power sales contracts for a similar term. The contract was entered into in order to minimize the impact of fluctuating energy prices. The Trust has determined that the contract is a derivative as defined under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. The Trust has designated the derivative as a non-hedge instrument. Accordingly, the value of the contract based on the differences between contract prices and market value prices is recognized as an asset or a liability in the balance sheet. Changes in the carrying value of the contract is reflected as a component of cost of revenues in the consolidated statements of operations.

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

Monterey has a long-term agreement to purchase natural gas from its supplier at a fixed price throughout the term, which expired in August 2006.  At June 30, 2006 future minimum purchases under the agreement were $160, all of which occurred in 2006. In connection with the gas supply contract, the Trust issued a standby letter of credit which totaled $230 at June 30, 2006. The letter of credit expired in August 2006.

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

8.   SUBSEQUENT EVENT

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition at June 30, 2006 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document.  Results of operations for the six and three month periods ended June 30, 2006 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying financial statements, notes and other supplemental information included elsewhere in this report and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Trust’s 2005 Form 10-K.

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

Results of Operations and Changes in Financial Condition

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

Total revenues decreased $1.2 million, or 93.1%, to $0.1 million in the first six months of 2006 as compared to $1.3 million for the same period in 2005. This decrease was due to the closing of Monterey’s operations and sale of the Pumping Project in January 2006. Revenues for the first half of 2006 are Monterey’s revenues prior to suspension of its operations.

Cost of revenues decreased $0.3 million, or 25.3%, to $0.9 million in the first six months of 2006, as compared to $1.2 million for the same period in 2005. This increase was primarily attributable to reduced revenues offset by a decrease in natural gas prices during the first quarter of 2006, which has the effect of increasing cost of revenues due to recording declines in market value of the Trust’s gas forward contract.

Gross loss was $0.8 million for the first six months of 2006 as compared to gross profit $0.2 million for the same period in 2005. This decrease of approximately $1 million was primarily due to decreased revenue and from declines in natural gas prices.

During the first quarter of 2006, the Trust recorded a $2.8 million impairment of plant and equipment and its intangible assets, as a result of closing the Monterey operations.

The Trust recorded a gain on sale of investments of $0.3 million from collection of its notes receivable during the first six months of 2006. Cash receipts from the notes receivable in the first six months of 2005 primarily reduced the carrying value of the notes and therefore no gain was recognized for that portion of the receipts.

Total assets were $0.5 million at June 30, 2006, a decrease of $3.9 million from $4.4 million at December 31, 2005. This decrease is primarily due to the shutdown and impairment of Monterey. Total liabilities decreased $0.5 from $0.5 million at December 31, 2005 to $12,000 at June 30, 2006, primarily due to affiliated repayments of $0.3 million and reduced accruals of $0.2 million.

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

Total revenues decreased $0.7 million from the second quarter of 2006.  There were no revenues in the second quarter of 2006 due to the closing of Monterey’s operations and sale of the Pumping Project in January 2006.

Cost of revenues decreased approximately $0.7 million, or 74.2%, to $0.2 million in the second quarter of 2006, as compared to $0.9 million for the same period in 2005. This decrease was primarily due to the suspension of Monterey’s operations in January 2006.

Gross loss of $0.2 million for the second quarter of 2006 was comparable to the same period in 2005.

The Trust recorded a gain on sale of investments of $0.2 million from collection of its notes receivable during the second quarter of 2006 as compared to $26,000 in the same period of 2005.

Liquidity and Capital Resources

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

At June 30, 2006, the Trust had cash and cash equivalents of $0.3 million, an increase of $0.1 million from $0.2 million at December 31, 2005. The increase was the result of $0.1 million provided by operating activities.

Cash provided by investing activities for the six months ended June 30, 2005 was $0.4 million attributable to payments received from notes receivable.  For the 2006 period, these cash receipts are classified as an operating activity.

There was no cash used in financing activities for the first six months of 2006 and $0.7 million used in the first six months of 2005.  The 2005 amount represents amounts distributed to shareholders.

Future Liquidity and Capital Resource Requirements

The Trust expects cash flows from operating activities to be significantly less in the future periods than in the previous periods since the operation of Monterey has ceased.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments

At June 30, 2006, remaining purchases under the Trust’s gas supply contract totaled $160,000. There have been no other changes from the disclosures in the Trust’s 2005 Form 10-K.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure required by this Item is omitted pursuant to Item 305(e) of Regulation S-K.

ITEM 4.   CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Trust’s Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Trust’s disclosure controls and procedures. A system of disclosure controls and procedures is designed to ensure that information required to be disclosed by a registrant in reports filed with the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.  This includes disclosure controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure. A review of these controls and procedures was done by the Trust as of June 30, 2006, which revealed that the following material weaknesses previously identified continue to exist:

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

            During the quarter ended June 30, 2006, the Trust engaged a national accounting firm to evaluate procedures and controls over financial reporting. The firm made a report to the Managing Shareholder in May 2006. Since issuance, the Trust implemented some of the firm’s recommendations, and is in the process of evaluating the remaining recommendations. Except as noted above, the Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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