Form 10-Q
period 2006-09-30
RIDGEWOOD ELECTRIC POWER TRUST II
filed 2007-12-20
CIK 895993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
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

RIDGEWOOD ELECTRIC POWER TRUST II

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST II
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2006	December 31, 2005
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$342	$196
Accounts receivable	213	420
Due from affiliates	-	1
Gas forward contract	-	898
Other current assets	40	39
Total current assets	595	1,554
Plant and equipment, net	-	1,132
Intangibles, net	-	1,698
Total assets	$595	$4,384

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$-	$152
Due to affiliates	52	354
Total current liabilities	52	506

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (235.3775 Investor Shares issued and outstanding)	739	4,040
Managing Shareholder’s accumulated deficit (1 management share issued and outstanding)	(196)	(162
Total shareholders’ equity	543	3,878
Total liabilities and shareholders’ equity	$595	$4,384

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005

Revenues	$91	$2,107	$-	$792

Cost of revenues	930	1,250	63	89

Gross (loss) profit	(839)	857	(63)	703

Operating expenses:
General and administrative expenses	122	106	55	34
Impairment of plant, equipment and intangibles	2,830	-	-	-
Management fee to the Managing Shareholder	44	54	15	18
Total operating expenses	2,996	160	70	52

(Loss) income from operations	(3,835)	697	(133)	651

Other income:
Gain on sale of investments	500	193	166	167
Interest income	-	3	-	1
Total other income	500	196	166	168

Net (loss) income	$(3,335)	$893	$33	$819

Managing Shareholder – Net (loss) income	$(33)	$9	$-	$8
Managing Shareholder - Distributions	-	10	-	3
Shareholders – Net (loss) income	(3,302)	884	33	811
Net (loss) income per Investor Share	(14,027)	3,758	139	3,446
Distributions per Investor Share	-	4,000	-	1,000

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2006	2005

Cash flows from operating activities:
Net cash provided by operating activities	$146	$297

Cash flows from investing activities:
Proceeds from investment in partnership transferred
under contractual agreement	-	363

Cash flows from financing activities:
Cash distributions to shareholders	-	(952)

Net increase (decrease) in cash and cash equivalents	146	(292)
Cash and cash equivalents, beginning of period	196	430
Cash and cash equivalents, end of period	$342	$138

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

In the opinion of management, the condensed consolidated financial statements as of September 30, 2006, and for the nine and three-month periods ended September 30, 2006 and 2005, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the nine and three months ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year or any other period.

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

As of September 30, 2006, the Trust had one non-operating investment, located in California and 100% owned by the Trust (“Monterey”). The investment is a 5.5 megawatt (“MW”) cogeneration project which suspended operations in January 2006 due to a contract dispute with its customer. Since the closing of the Monterey facility in January 2006, the Trust has not had any operating revenues, though it continued to have contractual obligations through August 2006 related to its gas purchase agreement with Coral Energy Services, Inc. During the first quarter of 2006, the Trust recorded an asset impairment of Monterey’s net book value of its plant, equipment and intangibles. The Monterey project remains closed as of the date of this filing.

The other operating investment of the Trust was a collection of irrigation service engines with a production capacity of 2MW (the “Pumping Project”), which was sold in January 2006 for $1. The sale of the Pumping Project did not impact the Trust’s results of operations in 2006, as the assets were previously fully impaired. Additionally, at September 30, 2006, the Trust had a long-term note receivable, which was paid in full on October 31, 2007. Upon the repayment of the Trust’s long term receivable in October 2007, the Trust no longer had any cash producing assets and may not in the future, subject to the resolution of litigation relating to the Monterey facility.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

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

RIDGEWOOD ELECTRIC POWER TRUST II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP) and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 will be effective for the Trust beginning January 1, 2008. The Trust is currently evaluating the impact of adopting SFAS 157.

SAB 108

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of this standard did not have a material impact on the Trust's condensed consolidated financial statements.

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

6.   GAS CONTRACT

In August 2001, Monterey entered into an agreement to purchase natural gas, at fixed prices, over a five-year term in connection with entering into an amendment fixing the sales price of electric power sales contracts for a similar term. The contract was entered into in order to minimize the impact of fluctuating energy prices. The Trust has determined that the contract is a derivative as defined under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. The Trust has designated the derivative as a non-hedge instrument. Accordingly, the value of the contract based on the differences between contract prices and market value prices is recognized as an asset or a liability in the balance sheet. Changes in the carrying value of the contract is reflected as a component of cost of revenues in the consolidated statements of operations. As of September 2006, the Trust has completed its contractual agreement to resell the purchased gas back to Monterey’s gas supplier and therefore, it no longer records any value on the balance sheets associated with this contract.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition at September 30, 2006 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document.  Results of operations for the nine and three-month periods ended September 30, 2006 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying financial statements, notes and other supplemental information included elsewhere in this report and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Trust’s 2005 Form 10-K.

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

Results of Operations and Changes in Financial Condition

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

Total revenues decreased $2 million, or 95.7%, to $0.1 million in the first nine months of 2006 as compared to $2.1 million for the same period in 2005. This decrease was due to the closing of Monterey’s operations and sale of the Pumping Project in January 2006. Revenues for the first nine months of 2006 are Monterey’s revenues prior to suspension of its operations.

Cost of revenues decreased approximately $0.4 million, or 25.6%, to $0.9 million in the first nine months of 2006, as compared to $1.3 million for the same period in 2005. This increase was primarily attributable to reduced revenues offset by a decrease in natural gas prices during the first quarter of 2006, which has the effect of increasing cost of revenues due to recording declines in market value of the Trust’s gas forward contract.

Gross loss was $0.8 million for the first nine months of 2006 as compared to gross profit of $0.9 million for the same period in 2005. This decrease of $1.7 million was primarily due to decreased revenue and from declines in natural gas prices.

During the first quarter of 2006, the Trust recorded a $2.8 million impairment of plant and equipment and its intangible assets, as a result of closing the Monterey operations.

The Trust recorded a gain on sale of investments of $0.5 million from collection of its notes receivable during the first nine months of 2006. Cash receipts from the notes receivable for a portion of 2005 reduced the carrying value of the notes with no gain recognized for that portion.

Total assets of $0.6 million at September 30, 2006 decreased $3.8 million from $4.4 million at December 31, 2005. This decrease was primarily due to the shutdown and impairment of Monterey and purchases under the gas forward contract. Total liabilities decreased $0.4 million from $0.5 million at December 31, 2005 to $0.1 million at September 30, 2006, primarily due to affiliated repayments of $0.3 million and reduced accruals of $0.1 million.

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

Total revenues decreased $0.8 million from the third quarter of 2005, from $0.8 million for the three months ended September 30, 2005.  There were no revenues in the third quarter of 2006 due to the closing of Monterey’s operations and sale of the Pumping Project in January 2006.

Gross loss of $63,000 for the third quarter of 2006 as compared to gross profit of $0.7 million for the same period in 2005 was primarily due to a decline in revenues.
.
Liquidity and Capital Resources

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

At September 30, 2006, the Trust had cash and cash equivalents of $0.3 million as compared to $0.2 million at December 31, 2005. The increase of $0.1 million was the result of cash provided by operating activities.

Cash provided by investing activities for the nine months ended September 30, 2005 was $0.4 million attributable to payments received from notes receivable. For the 2006 period, these cash receipts were classified as an operating activity.

There was no cash used in financing activities for the first nine months of 2006 and $1 million was used for the first nine months of 2005.  The 2005 amount represents amounts distributed to shareholders.

Future Liquidity and Capital Resource Requirements

The Trust expects cash flows from operating activities to be significantly less in the future periods than in the previous periods since the operation of Monterey has ceased.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments

During the quarter, the Trust completed its obligations under its gas supply contract. The associated letter of credit expired upon completion of these obligations. There have been no other changes from the disclosures in the Trust's 2005 Form 10-K.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure required by this Item is omitted pursuant to Item 305(e) of Regulation S-K.

ITEM 4.   CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Trust’s Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Trust’s disclosure controls and procedures. A system of disclosure controls and procedures is designed to ensure thatinformation required to be disclosed by a registrant in reports filed with the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.  This includes disclosure controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure. A review of these controls and procedures was done by the Trust as of September 30, 2006, which revealed that the following material weaknesses previously identified continue to exist:

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

 During the quarter ended September 30, 2006, the Trust engaged a national accounting firm to supply accounting personnel to assist while personnel hiring is underway. The work performed by the firm is under the direct supervision of the Trust’s Chief Financial Officer and Controller. Except as noted above, the Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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