Form 10-K
period 2006-12-31
RIDGEWOOD ELECTRIC POWER TRUST II
filed 2008-01-25
CIK 895993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange) Act.    Yes  ☐ No ☒

There is no market for the Investor Shares. The number of Investor Shares outstanding at December 31, 2007 was 235.3775.

Forward-Looking Statements

Certain statements discussed in Part I, Item 1. “Business”, Part I, Item 3. “Legal Proceedings”, Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements generally relate to Ridgewood Electric Power Trust II’s (the “Trust”) plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts.  These statements are based upon management’s opinions and estimates as of the date they are made.  Although management believes that the expectations reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include the outcome of litigation described in Item 3. "Legal Proceedings", changes in political and economic conditions, federal or state regulatory structures, government mandates, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of generating plants, mechanical breakdowns, volatility in the price for electric energy, natural gas, or renewable energy.  Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Annual Report on Form 10-K.  The Trust undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

PART I

ITEM 1.  BUSINESS

Overview

The Trust is a Delaware trust formed on November 20, 1992 primarily to make investments in projects and businesses in the energy and infrastructure sectors. Ridgewood Renewable Power LLC (“RRP” or the “Managing Shareholder”), a New Jersey limited liability company, is the Managing Shareholder. As the Managing Shareholder, RRP has direct and exclusive control over the management and operations of the Trust.

The Trust has focused primarily on small-scale electricity generation projects. These projects allow the Trust to develop secure long-term positions in attractive specialty markets for products and services provided by its projects and companies. As of December 31, 2006, the Trust had one non-operating investment, located in California and 100% owned by the Trust.  This investment is a 5.5 megawatt (“MW”) cogeneration project which suspended operations in early 2006 due to a contract dispute with its customer. See Item 3. “Legal Proceedings” for further discussion. In January 2006, the Trust sold its other operating investment for $1. This investment was a collection of irrigation service engines with a production capacity of 2MW. Additionally, at December 31, 2006, the Trust had long-term notes receivable, which were paid in full on October 31, 2007.

Based on the status of these assets, the operating results of the Trust for future periods are expected to be materially reduced from levels that existed at or prior to December 31, 2006.

The Trust initiated its private placement offering in November 1992 selling whole and fractional investor shares of beneficial interests of $100,000 per share (“Investor Shares”). There is no public market for Investor Shares and one is not likely to develop. In addition, Investor Shares are subject to significant restrictions on transfer and resale and cannot be transferred or resold except in accordance with the Trust’s Declaration of Trust (“Declaration of Trust”) and applicable federal and state securities laws. The offering was concluded in January 1994 and after payment of offering fees, commissions and investment fees, the Trust had $19.4 million available for investments and operating expenses. As of December 31, 2007, the Trust had 235.3775 Investor Shares outstanding, held by 534 shareholders.

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

As compensation for its management services, the Managing Shareholder is entitled to (i) an annual management fee, payable monthly, equal to 1.5% of the net asset value of the Trust and (ii) a 20% interest in the cash distributions made by the Trust in excess of certain threshold amounts expressed in terms of shareholder returns. The Managing Shareholder is also entitled to receive reimbursement from the Trust for operating expenses incurred by the Trust, or on behalf of the Trust and paid by RRP, as the Managing Shareholder. RRP has arranged for administrative functions required to be performed for the Trust to be performed by an affiliate, Ridgewood Power Management LLC (“RPM”), and at RPM’s costs, which costs are reimbursed to RPM by the Trust. RRP also serves as the managing shareholder (or managing member, as appropriate) of a number of affiliated Trusts and investment vehicles similar to the Trust and, through RPM, provides services to those entities similar to those provided to the Trust.

Affiliates of RRP act on behalf of a number of investment vehicles in the oil and gas and venture capital sectors in a manner similar to that for which RRP serves on behalf of the Trust.

Business Strategy

The Trust’s primary investment objective is to generate cash flow for distribution to shareholders and capital appreciation from one or more of the acquisition, development, ownership and operation of interests in electricity generation and other infrastructure projects and companies. The Trust generally seeks to invest in projects and companies that provide products or services through a number of small facilities and that offer opportunities for expansion either through increasing production at existing sites or through the establishment of additional sites. These projects often involve development, construction and operating risk but, once established, may be able to effectively “lock-in” the customer (or customers) served by the project, which would prevent competitors from dislodging the Trust’s project. The Trust focuses on markets in which projects can be developed and built quickly and can be standardized as to their design, equipment and construction. By following this strategy, the Trust seeks to take advantage of attractive market opportunities while streamlining the development process and diversifying across a number of projects in order to contain the exposure of the Trust to the risks inherent in such projects. As of December 31, 2006, all of the Trust’s projects are 100% owned through investment vehicles managed by the Managing Shareholder.

Projects and Properties

Monterey

In January 1995, the Trust purchased 100% of the equity interests in Sunnyside Cogeneration Partners, L.P., which owns a 5.5MW cogeneration project located in Salinas, Monterey County, California (“Monterey"). The aggregate purchase price was $5.2 million.  Monterey began operations in 1991 using natural gas fired reciprocating engines to generate electricity for sale to Pacific Gas and Electric Company ("PG&E") under a long term contract expiring in 2020 (the "Power Contract"). PG&E is also obligated to pay Monterey capacity payments based on its net electrical output or its available capacity. Thermal energy from Monterey’s operations provides warm water to an adjacent greenhouse under a long-term contract that also terminates in 2020. Monterey is operated on behalf of the Trust by RPM on an at-cost basis.

Monterey’s contract prices with PG&E were determined pursuant to a contract formula approved by the California Public Utilities Commission ("CPUC") with the energy payment originally based upon a benchmark energy price adjusted for changes over time in a natural gas price index; referred to as the Short Run Avoided Cost Methodology (“SRAC”).  At December 31, 2005, however, Monterey was operating pursuant to a 2001 amendment to the Power Contract with PG&E, which provided, among other things, that Monterey would receive a fixed energy payment (as well as the required capacity payment) for a term of five years, until approximately August 2006.  Upon expiration of the amendment, through the remainder of the term of the contact, the formula contained in the original contract was to be used to determine the energy price paid by PG&E.

Monterey has a non-cancelable operating lease covering its site, which expires in May 2021 with minimum annual lease payments, including the delivery of cogeneration steam.

In August 2001, Monterey entered into an agreement with Coral Energy Services, Inc. (“Coral”), a subsidiary of Shell Oil, to procure its natural gas fuel at a fixed price through August 2006.  Coral and Monterey also had a master re-sale agreement, which also expired in August 2006.  Such agreement enabled Monterey to not take delivery of, and sell back to Coral, certain amounts of natural gas once predetermined prices have been established. During the contract, Monterey re-sold gas back to Coral.

Monterey received notice on December 1, 2005 from PG&E directing Monterey to increase its operations from 13 hours, 5 days a week to 24 hours, 7 days a week. However, PG&E had been operating or "dispatching" Monterey on a 5 by 13 basis for over 15 years.  Monterey determined that it could not operate profitably on such a 24 by 7 schedule and was concerned that if it only operated on a 5 by 13 basis, PG&E might refuse to pay for delivered electricity. Monterey requested from PG&E to limit its operations to the 5 by 13 basis, but this request was denied. As a result, effective January 9, 2006, Monterey ceased its operations. Monterey and PG&E have each filed lawsuits against the other for breach of contract. For further discussion, see Item 3. “Legal Proceedings”. The Monterey project remains closed as of the date of this filing.  Additionally, as a result of the shutdown, the project has not delivered by-product steam since it was shutdown in January 2006. As a result, it may be subject to penalties from the lessor.

Pumping Project

In 1995, the Trust purchased a package of irrigation service engines (the “Pumping Project") located in Ventura County, California.  The purchase price was approximately $1 million.  RPM operated and managed the Pumping Project. The Pumping Project had been operating since 1992 and had 10 natural-gas-fired reciprocating engines with a maximum rated equivalent capacity of 2MW to provide power for irrigation wells that furnish water for citrus orchards. The power was purchased by local farmers and farmers' co-operatives pursuant to electric services contracts. In January 2006, the engines were sold for $1 to the local operator.

Other Investments

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

Significant Customers and Supplier

During 2006, 2005 and 2004, the Trust’s largest customer, Pacific Gas and Electric Company, accounted for 100%, 88% and 87%, respectively, of total revenues. During 2006, 2005 and 2004, Monterey purchased 100% of its natural gas from Coral.

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

Insurance

The Trust has in place, either directly or through investee companies, insurance typical for activities such as those conducted by the Trust. These policies include property and casualty, business interruption and workman’s compensation insurance, which the Trust believes to be appropriate. Certain of the insurance carried by the Trust is required by the lenders of certain investee companies.

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

Available Information

The Trust’s shares are registered under Section 12(g) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). The Trust must therefore comply with, among other things, the periodic reporting requirements of Section 13(a) of the Exchange Act. As a result, the Trust prepares and files annual reports with the Securities and Exchange Commission (“SEC”) on Form 10-K, quarterly reports on Form 10-Q and, from time to time, current reports on Form 8-K. Moreover, the Managing Shareholder maintains a website at http://www.ridgewoodpower.com that contains important information about the Managing Shareholder, including biographies of key management personnel, as well as information about the investments made by the Trust and the other investment programs managed by the Managing Shareholder.

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

If Monterey is unable to satisfactorily resolve its dispute with PG&E, its only customer, it is likely that the plant will remain closed. Other than the Trusts’ collection of its long-term notes receivable in October 2007, the Monterey project is the only remaining operating asset of the Trust. Continued closure of the Monterey project significantly reduces revenue and cash flows to the Trust. See Item 3. “Legal Proceedings” for a description of the dispute with PG&E.

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

This area of risk is inherently difficult to predict but could include matters such as emission control changes. Such changes could increase costs at the affected project or prevent the project from operating.

The Trust is, and may in the future become, involved in litigation that may be resolved unfavorably.

The Trust faces an inherent business risk of exposure to various types of claims and lawsuits that may arise in the ordinary course of business. Although it is not possible to predict the timing, nature or outcome of such claims or lawsuits should they arise, any such claims or proceedings, or any claim or proceeding discussed herein under Item 3. “Legal Proceedings”, may be disposed of unfavorably to the Trust. An unfavorable ruling could include money damages or injunctive relief and could result in a material adverse impact on the Trust's business or financial condition. Generally, for accounting purposes, the Trust's results of operations would be impacted for the period in which the matter is ultimately resolved unfavorably to the Trust or an unfavorable outcome becomes probable and reasonably estimable. In addition, while the Trust maintains insurance coverage with respect to certain claims, the Trust may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against any such claims.

While the Trust no longer has any assets currently operating, the Trust may need to remain in existence until such time as its litigation, as well as its contractual obligations, are resolved.

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

The Managing Shareholder is entitled to receive an annual management fee from the Trust regardless of whether the Trust is profitable in that year. The annual fee, payable monthly, is equal to 1.5% of the Trust’s prior years' net asset value. In addition to its annual management fee, the Managing Shareholder, as compensation for its management services, will receive 20% of the Trust’s cash distributions to shareholders upon the shareholders having received a certain minimum level of distributions as set out in the Declaration of Trust, even though the Managing Shareholder has not contributed any cash to the Trust. Accordingly, shareholders contribute all of the cash utilized for the Trust’s investments and activities. If the Trust’s projects are unsuccessful, the shareholders may lose 100% of their investment while the Managing Shareholder will not suffer any investment losses because it did not contribute any capital. None of the compensation to be received by the Managing Shareholder has been derived as a result of arm’s length negotiations.

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

If the IRS audits the Trust, it could require investors to amend or adjust their tax returns or result in an audit of their tax returns.

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

ITEM 3.  LEGAL PROCEEDINGS

As discussed in Item 1. “Business” under the heading Projects and Properties - Monterey, for the first 15 years of operation, PG&E “dispatched” the Monterey facility to produce and deliver electricity up to its contract capacity on a 13 hour per day, five day per week basis (“13x5”).  However, on December 1, 2005, PG&E dispatched Monterey on a 24 hour per day, seven day per week basis (“24x7”) for an indefinite period, effective January 1, 2006.  Monterey advised PG&E that its 24x7 dispatch order was a breach of the parties’ power purchase agreement.  Management of Monterey was also concerned that if Monterey continued to produce and supply power consistent with the parties’ prior course of performance, PG&E would refuse to pay.  Accordingly, Monterey demanded that PG&E provide adequate assurances that it would continue to pay Monterey for its capacity and its electricity produced and delivered in accordance with the parties’ longstanding 13x5 operations.  PG&E did not provide such assurances.  In the absence of such assurances, Monterey suspended operations on or about January 9, 2006.  Monterey filed a Complaint against PG&E in the San Francisco Superior Court on May 16, 2006 (the “Monterey Complaint”).  The Monterey Complaint seeks damages for breach of contract, damages for PG&E’s breach of the implied covenant of good faith and fair dealing, and a claim for declaratory relief against PG&E, seeking a judicial determination that PG&E’s conduct materially breached the parties’ agreement and justified Monterey’s suspension of performance.  Monterey is seeking damages against PG&E estimated at approximately $5 million. A Jury Trial with regard to this matter, previously set for February 8, 2008, was postponed, and no new date has been set.

On May 14, 2007, PG&E filed a Complaint in San Francisco Superior Court against Monterey (the “PG&E Complaint”).  The PG&E Complaint arises out of the same transactions and occurrences that gave rise to the Monterey Complaint against PG&E.  PG&E asserted claims for compensatory damages for breach of contract and breach of the implied covenant of good faith and fair dealing, as well as “restitution” of capacity payments made to Monterey on a theory of unjust enrichment, and declaratory relief for repayment of capacity payments made to Monterey.  PG&E is seeking restitution damages against Monterey estimated at approximately $4.8 million.

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

Holders

As of December 31, 2007 and 2006 there were 534 and 533 holders of Investor Shares, respectively.

Dividends

Trust distributions for the years ended December 31, 2006 and 2005 were as follows (in thousands, except per share data):

	2006	2005
Distributions to Investors	$-	$1,177
Distributions per Investor Share	-	5,000
Distributions to Managing Shareholder	-	12

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Trust’s consolidated financial statements and related notes and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

The consolidated statement of operations data for the years ended December 31, 2006, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006 and 2005, are derived from audited financial statements included in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004, 2003 and 2002 are derived from audited consolidated financial statements not included in this Form 10-K.  The consolidated statement of operations and the consolidated balance sheet data for the year ended December 31, 2002 are derived from audited consolidated financial statements that have not been restated, and as a result, may not be comparable to subsequent periods.

(in thousands, except per share data)	December 31,
	2006	2005	2004	2003	2002

Consolidated Statement of Operations Data (1):
Revenues	$91	$2,817	$2,826	$3,009	$3,075
Net (loss) income	(3,364)	265	361	340	256
Net (loss) income per Investor Share	(14,149)	1,116	1,516	1,432	1,086

Consolidated Balance Sheet Data (1):
Plant and equipment, net	$-	$1,132	$1,258	$1,381	$1,798
Total assets	563	4,384	4,964	6,060	7,561
Shareholders' equity	555	3,878	4,802	5,867	7,227

(1) The Monterey facility has been closed since January 2006, resulting in the 2006 decrease in revenues. As a result of the closing, the Trust fully impaired the related assets, which decreased assets and increased net loss.

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

Overview

The Trust is a Delaware trust formed on November 20, 1992 primarily to make investments in projects and businesses in the energy and infrastructure sectors. RRP, a New Jersey limited liability company, is the Managing Shareholder. As the Managing Shareholder, RRP has direct and exclusive control over the management and operations of the Trust.

The Trust has focused primarily on small-scale electricity generation projects. These projects allow the Trust to develop secure long-term positions in attractive specialty markets for products and services provided by its projects and companies. As of December 31, 2006, the Trust had one non-operating investment, located in California and 100% owned by the Trust.  This investment is a 5.5MW cogeneration project which suspended operations in early 2006 due to a contract dispute with its customer. See Item 3. “Legal Proceedings” for further discussion. In January 2006, the Trust sold its other investment for $1, which was a collection of irrigation service engines with a production capacity of 2MW. Additionally, at December 31, 2006, the Trust had long-term notes receivable, which were paid in full on October 31, 2007.

Based on the status of these assets, the financial statement results for future periods are expected to be materially different than historical periods. Since the closing of the Monterey facility in January 2006, the Trust has not had any operating revenues, though it continued to have contractual obligations through August 2006 related to the gas purchase agreement with Coral. Upon the repayment of the Trust’s long term receivable in October 2007, the Trust no longer had any income producing assets in operation and may not in the future, subject to the resolution of litigation relating to the Monterey facility. During the first quarter of 2006, the Trust recorded an asset impairment of Monterey’s remaining net book value. Monterey remains closed as of the date of this filing.

Critical Accounting Policies and Estimates

The discussion and analysis of the Trust’s financial condition and results of operations are based upon the Trust’sconsolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing these financial statements, the Trust is required to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions affect the reported amounts of the Trust’s assets and liabilities, including the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of the Trust’s revenues and expenses during the periods presented. The Trust evaluates these estimates and assumptions on an ongoing basis. The Trust bases its estimates and assumptions on historical experience and on various other factors that the Trust believes to be reasonable at the time the estimates and assumptions are made. However, future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates and assumptions under different circumstances or conditions, and such differences may be material to the financial statements. The Trust believes the following critical accounting policies affect the more significant estimates and judgments in the preparation of the Trust’s consolidated financial statements.

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

Plant and Equipment

Plant and equipment, consisting principally of electrical generating equipment, is stated at cost less accumulated depreciation. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures are expensed as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets. The difference, if any, between the net asset value and any proceeds from such retirement or disposal is recorded as a gain or loss in the consolidated statement of operations.

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

Gas Contract

In August 2001, Monterey entered into an agreement to purchase natural gas, at fixed prices, over a five-year term in connection with entering into an amendment fixing the sales price of electric power sales contracts for a similar term. This contract was entered into in order to minimize the impact of fluctuating energy prices. The Trust has determined that this contract is a derivative as defined under Statement of Financial Accounting Standards (“SFAS”) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. The Trust has designated the derivative as a non-hedge instrument. Accordingly, the value of the contract based on the differences between contract prices and market value prices is recognized as an asset or a liability in the consolidated balance sheets. Changes in the carrying value of the contract are reflected as a component of cost of revenues in the consolidated statements of operations. During the third quarter of 2006, the Trust completed its contractual agreement to resell the purchased gas back to Monterey’s gas supplier and therefore, there is no longer any value recorded on the consolidated balance sheets associated with this contract.

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

Income Taxes

No provision is made for income taxes in the Trust’s consolidated financial statements as the income or losses of the Trust are passed through and included in the income tax returns of the individual shareholders of the Trust.

Results of Operations

Year ended December 31, 2006 compared to the year ended December 31, 2005

Total revenues decreased $2.7 million, or 96.8%, from $2.8 million in 2005 to $0.1 million in 2006. This decrease was due to the ceasing of Monterey’s operations and sale of the Pumping Project in January 2006. Revenues in 2006 are Monterey’s revenues prior to suspension of its operations.

Cost of revenues decreased approximately $1.7 million, or 60.4%, from $2.7 million in 2005 to $1 million in 2006. This decrease was mainly due to the closing of Monterey’s operations and the sale of the Pumping Project in January 2006. Additionally, natural gas prices declined in 2006, resulting in reductions in the carrying value of gas supply contracts and an increase in cost of revenues.

Gross loss was $1 million in 2006 as compared to gross profit of $0.2 million in 2005. This decrease of approximately $1.2 million was primarily due to decreased revenue as a result of the closing of Monterey’s operations and lower natural gas prices.

During the first quarter of 2006, the Trust recorded a $2.8 million impairment of Monterey’s plant and equipment and its intangible assets as a result of closing the Monterey operations.

The Trust recorded a gain on sale of investments of $0.7 million from collection of its notes receivable during 2006 and $0.3 million during 2005. Cash receipts from the notes receivable for a portion of 2005 reduced the carrying value of the notes with no gain recognized for that portion.

Year ended December 31, 2005 compared to the year ended December 31, 2004

Revenues of $2.8 million in 2005 were comparable to the same period in 2004.

Cost of revenues increased approximately $0.5 million, or 18.2%, from $2.2 million for the year ended December 31, 2004 to $2.7 million for the year ended December 31, 2005. This increase was primarily attributable to the impact of the Monterey gas supply contract as natural gas prices decreased during 2005.

Gross profit decreased by $0.4 million, or 71.4%, from $0.6 million in 2004 to $0.2 million in 2005. This decrease was primarily due to lower natural gas prices in 2005.

In 2005, the Trust recorded gains of $0.3 million from collection on notes receivable from the sale of its investment in B-3 and PILP.

Net income for 2005 totaled $0.3 million, a decrease of $0.1 million from $0.4 million in 2004. This decrease was due to the decrease in gross profit, partially offset by the gains recorded during 2005 from collection of notes receivable.

Liquidity and Capital Resources

Year ended December 31, 2006 compared to the year ended December 31, 2005

At December 31, 2006, the Trust had cash and cash equivalents of $0.4 million, an increase of $0.2 million from December 31, 2005. The cash flows for 2006 consisted of $0.2 million provided by operating activities. There were no cash flows from either investing or financing activities in 2006.

In 2006, the Trust’s operating activities provided cash of $0.2 million as compared to $0.6 million in 2005, a decrease of approximately $0.4 million, primarily due to decreased cash flows from ongoing operations.

In 2005, the Trust’s investing activities provided $0.4 million from collection of notes receivable related to the sale of investments in B-3 and PILP. There were no cash flows from investing activities in 2006.

In 2005, the Trust used $1.2 million in financing activities for cash distributions to shareholders. There were no cash flows from financing activities in 2006.

Year ended December 31, 2005 compared to the year ended December 31, 2004

At December 31, 2005, the Trust had cash and cash equivalents of $0.2 million, a decrease of $0.2 million from December 31, 2004. The cash flows for 2005 consisted of $0.6 million provided by operating activities, $0.4 million provided by investing activities and $1.2 million used in financing activities.

In 2005, the Trust’s operating activities provided cash of $0.6 million as compared to $0.2 million in 2004, an increase of approximately $0.4 million, primarily due to increased cash flows from ongoing operations.

In 2005, the Trust used $1.2 million in financing activities as compared to $1.4 million in 2004, both of which were cash distributions to shareholders.

Off-Balance Sheet Arrangements

During the third quarter of 2006, the Trust completed its obligations under its gas supply contract. The associated letter of credit expired upon completion of these obligations.

Future Liquidity and Capital Resource Requirements

The Trust expects cash flows from operating activities to be significantly less in the future periods than in previous periods since the operation of Monterey has ceased.

Contractual Obligations and Commitments

At December 31, 2006, the Trust’s contractual obligations are as follows (in thousands):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Ground lease *	$177	$12	$24	$24	$117

* Excludes payments for delivered steam per contract.

In connection with the ground lease, Monterey has not delivered by-product steam since it was shut down in January 2006. As a result, it may be subject to penalties from the lessor.

Recent Accounting Pronouncements

FIN 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of SFAS 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financialstatements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Trust beginning January 1, 2007. The Trust does not believe that the adoption of FIN 48 will have a material impact on its consolidated financial statements.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP) and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 will be effective for the Trust beginning January 1, 2008. The Trust is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

SAB 108

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of this standard did not have a material impact on its consolidated financial statements.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for the Trust on January 1, 2008. The Trust is currently evaluating the impact of adopting SFAS 159 on its consolidated financial statements.

SFAS 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity.  It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will be effective for the Trust beginning January 1, 2009. The Trust is currently evaluating the impact of adopting SFAS 160 on its consolidated financial statements.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Exchange Act, the Trust’s Chief Executive Officer and Chief Financial Officer evaluates the effectiveness of the Trust’s disclosure controls and procedures. A system of disclosure controls and procedures is designed to ensure that information required to be disclosed by a registrant in reports filed with the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms. This includes disclosure controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure. A review of these controls and procedures was done by the Trust as of December 31, 2006, which revealed that the following material weaknesses previously identified, continue to exist:

(i)
a lack of sufficient personnel with relevant experience to develop, administer and monitor disclosure controls and procedures to enable the Trust to comply efficiently, or on a timely basis, with its financial reporting obligations,

(ii)
inadequate disclosure controls and procedures, including inadequate record retention and review policies, that would enable the Trust to meet its financial reporting and disclosure obligations in an efficient and timely manner.

As a result of these weaknesses, the Trust has not timely met its reporting obligations under the Exchange Act.

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act, as amended) that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Since December 31, 2006, the Trust has implemented the following to address the above weaknesses:

•	Increased the number of degreed accountants. Additional staff expansion is underway.

•
In May 2007, the Trust appointed a new Chief Financial Officer who is a Certified Public Accountant with approximately 29 years of professional accounting experience, including prior experiences as a financial officer of publicly traded companies.

•
During the fourth quarter of 2007, the Trust expanded its internal control over financial reporting. The Trust documented many existing informal internal controls of the Trust, improved disclosure controls and procedures primarily by establishing a compliance-focused disclosure committee and formalizing monthly closing procedures and implemented a corporate whistleblower policy.

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

Because the Trust is not an “Accelerated Filer” as defined in Rule 12b-2 of the Exchange Act, the Trust is not presently required to file Management’s annual report on internal control over financial reporting and the Attestation report of the registered public accounting firm required by Item 308(a) and (b) of Regulation S-K promulgated under the Securities Act of 1933, as amended.  Under current rules, because the Trust is neither a “large accelerated filer” nor an “accelerated filer”, the Trust is not required to provide management’s report on internal control over financial reporting until the Trust files its annual report for 2007 and compliance with the auditor’s attestation report requirement is not required until the Trust files its annual report for 2008.  The Trust currently expects to comply with these requirements at such time as the Trust is required to do so.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

(1) Mr. Strasberg replaced Mr. Wilson as Executive Vice President and Chief Financial Officer on May 2, 2007.

Set forth below is the name of and certain biographical information regarding the executive officers of the Trust:

Randall D. Holmes has served as President and Chief Executive Officer of the Trust, the Managing Shareholder and affiliated Power Trusts and LLCs since January 2006 and served as Chief Operating Officer of the Trust, the Managing Shareholder and affiliated Power Trusts and LLCs from January 2004 until January 2006. Prior to such time, Mr. Holmes served as the primary outside counsel to and has represented the Managing Shareholder and its affiliates since 1991. Immediately prior to being appointed Chief Operating Officer, Mr. Holmes was counsel to Downs Rachlin Martin PLLC (“DRM”). DRM is one of the primary outside counsel to the Trust, the Managing Shareholder and its affiliates. He has maintained a minor consulting relationship with DRM in which he may act as a paid advisor to DRM on certain matters that are unrelated to the Trust. Such relationship will not require a significant amount of Mr. Holmes’ time and it is expected that such relationship will not adversely affect his duties as President and Chief Executive Officer. Mr. Holmes is a graduate of Texas Tech University and the University of Michigan Law School. He is a member of the New York State bar.

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

Managing Shareholder

The Trust’s management agreement with the Managing Shareholder details how the Managing Shareholder is to render management, administrative and investment advisory services to the Trust. Specifically, the Managing Shareholder performs (or may arrange for the performance of) the management and administrative services required for the operation of the Trust. Among other services, the Managing Shareholder administers the accounts and handles relations with shareholders, provides the Trust with office space, equipment and facilities and other services necessary for its operation, and conducts the Trust’s relations with custodians, depositories, accountants, attorneys, brokers and dealers, corporate fiduciaries, insurers, banks and others, as required.

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

As compensation for the Managing Shareholder’s performance under the Management Agreement, the Trust is obligated to pay the Managing Shareholder an annual management fee described below in Item 13. “Certain Relationships and Related Transactions, and Director Independence”.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Trust’s executive officers and directors, and persons who own more than 10% of a registered class of the Trust’s equity securities, to file reports of ownership and changes in ownership with the SEC. Based on a review of the copies of reports furnished or otherwise available to the Trust, the Trust believes that the filing requirements were not met by Robert E. Swanson during the year ended December 31, 2006 as he failed to timely file a Form 4. This report has since been filed with the SEC.

Code of Ethics

In March 2004, the Managing Shareholder, for itself and for the Trust and its affiliates adopted a Code of Ethics applicable to the principal executive officer, principal financial officer, principal accounting officer or controller (or any persons performing similar functions) of each such entity. A copy of the Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The executive officers of the Trust do not receive compensation directly from the Trust or any of its subsidiaries. They provide managerial services to the Trust in accordance with the terms of the Trust’s Declaration of Trust. The Managing Shareholder, or affiliated management companies, determines and pays the compensation of these officers. Each of the executive officers of the Trust also serves as an executive officer of the Managing Shareholder and other trusts managed by the Managing Shareholder and its affiliates.

Compensation Discussion and Analysis

The executive officers of the Trust, Mr. Holmes, Mr. Swanson, Mr. Strasberg, Mr. Gulino and Mr. Wilson, are employed by, and are executive officers of, the Managing Shareholder and provide managerial services to the Trust in accordance with the terms of the Trust’s Declaration of Trust. The Trust does not have any other executive officers. The Managing Shareholder determines and pays the compensation of these officers. Each of the executive officers of the Trust also serves as an executive officer of each of the other investment trust managed by the Managing Shareholder. Messrs. Swanson, Strasberg and Gulino also serve in similar capacities for trusts managed by affiliates of the Managing Shareholder. Because the executive officers are not employees of the Trust and provide managerial services to all of the trusts managed by the Managing Shareholder and its affiliates in the course of such employment, they do not receive additional compensation for providing managerial services to the Trust.

The Managing Shareholder is fully responsible for the payment of compensation to the executive officers, and the Trust does not pay any compensation to its executive officers and does not reimburse the Managing Shareholder for the compensation paid to executive officers. The Trust does, however, pay the Managing Shareholder a management fee and the Managing Shareholder may determine to use a portion of the proceeds from the management fee to pay compensation to executive officers of the Trust. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” for more information regarding Managing Shareholder compensation and payments to affiliated entities.

Report of the Managing Shareholder

Because the Trust is managed by the Managing Shareholder and does not have a Board of Directors or a Compensation Committee, the Managing Shareholder reviewed and discussed with management the Compensation Discussion and Analysis included in this Annual Report on Form 10-K. Based on such review and discussion, the Managing Shareholder determined that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for filing with the Securities and Exchange Commission.

Submitted by the Managing Shareholder

 Robert E. Swanson, Chairman

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Trust’s Investor Shares as of December 31, 2006 (no person owns more than 5%) by:

•	each executive officer (there are no directors) of the Trust; and
•	all of the executive officers of the Trust as a group.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all Investor Shares shown as beneficially owned by them. Percentage of beneficial ownership is based on 235.3775 Investor Shares outstanding at December 31, 2006. Other than as set forth below, no officer of the Trust owns any shares of the Trust.

Name of beneficial owner	Number of shares (1)	Percent
Ridgewood Renewable Power LLC (Managing Shareholder) Robert E. Swanson, controlling member	1.45	*
Executive officers as a group	1.45	*

*              Represents less than one percent.

(1)
Does not include a Management Share in the Trust representing the beneficial interests and management rights of the Managing Shareholder in its capacity as the Managing Shareholder. The management share owned by the Managing Shareholder is the only issued and outstanding management share of the Trust. The management rights of the Managing Shareholder are described in further detail in Item 1. “Business”. Its beneficial interest in cash distributions of the Trust and its allocable share of the Trust’s net profits and net losses and other items attributable to the Management Share are described in further detail below at Item 13. “Certain Relationships and Related Transactions, and Director Independence”.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Management Agreement, the Managing Shareholder provides certain management, administrative and advisory services, and office space to the Trust. In return, the Trust is obligated to pay the Managing Shareholder an annual management fee equal to 1.5% of the Trusts’ prior year net asset value, which equals $58,000 for the year ended December 31, 2006, as compensation for such services. The management fee is to be paid in monthly installments and, to the extent that the Trust does not pay the management fee on a timely basis, the Trust accrues interest at an annual rate of 10% on the unpaid balance.

For the year ended December 31, 2006, the Trust made management fee payments to the Managing Shareholder of $19,000.  In the fourth quarter of 2006, the Managing Shareholder forgave $39,000 of 2006 unpaid accrued management fees and $2,000 of related accrued interest expense, which were recorded as capital contributions in the period waived. The shareholders of the Trust other than the Managing Shareholder were allocated 99% of each contribution and the Managing Shareholder was allocated 1% so that the amount of the contribution allocated offset the amount of the expense initially accrued.

Under the Management Agreement with the Managing Shareholder, RPM, an entity related to the Managing Shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the projects operated by the Trust. RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. For the year ended December 31, 2006, RPM charged the projects approximately $128,000, for overhead items allocated in proportion to the amount invested in projects managed. In addition, RPM charged the projects approximately $1,104,000, for all of the direct operating and non-operating expenses incurred during 2006.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Trust other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders have received distributions in that year equal to 14% of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 20% of all remaining distributions of the Trust. There were no distributions to the Managing Shareholder for the year ended December 31, 2006. The Trust has not yet reached Payout.

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

Related Persons Transactions

The Trust relies upon the Managing Shareholder to review and approve all transactions with related persons required to be reported under the rules of the SEC (“related person transactions”). Prior to approving a related person transaction, the Managing Shareholder considers the relevant facts and circumstances, including, to the extent applicable, the relationships between all parties that would qualify as “related persons” under the rules of the SEC and such person’s or entity’s relationship to the Trust, such person’s or entity’s interest in the transaction, and the material facts and terms of the transaction. The Managing Shareholder approves those transactions that it determines are entered into in good faith and on fair and reasonable terms for, and in the best interests of, the Trust. The Trust does not maintain a written policy in connection with this process. Instead, the Managing Shareholder’s determinations regarding which related person transactions to enter into on behalf of the Trust are evidenced in the business records of the Trust and the Managing Shareholder.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees and services rendered by Grant Thornton LLP, the Trust’s principal accountant, for the years ended December 31, 2006 and 2005 (in thousands).

	2006	2005
Audit Fees*	$157	$116
Audit-Related Fees	-	-
Tax Fees	18	-
All Other Fees	-	-
Total	$175	$116

* 2005 fees were borne by the Managing Shareholder.

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
Certificate of Amendment to the Certificate of Trust of the Registrant filed with the Delaware Secretary of State on December 18, 2003 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on December 14, 2007).

3	(ii)(A)
Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 4 to the Registrant’s Report on Form 10-Q-A for the quarter ended September 30, 1993 filed with the SEC on November 17, 1993, SEC File No. 000-21034).

3	(ii)(B)	January 2000 Amendment to Declaration of Trust by Consent of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on December 14, 2007).

3	(ii)(C)
Amendment No. 1 to the Declaration of Trust of the Registrant (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement filed with the SEC on November 5, 2001, SEC File No. 000-21304).

Exhibit No.		Description

10.1	#	Management Agreement between the Trust and Managing Shareholder (incorporated by reference to the Registrant’s Registration Statement on Form 10 filed with the SEC on February 27, 1993).

10.2
Long-Term Energy and Capacity Power Purchase Agreement between Sunnyside Cogeneration Partners L.P. and Pacific Gas and Electric Company dated May 1984 (as amended) (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on December 14, 2007).

10.3
Limited Recourse Term Note issued by EAC Operations, Inc. to the Registrant dated September 20, 2002 for $3,000,000 as payment for the B-3 Limited Partnership interests (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on December 14, 2007).

10.4
Limited Recourse Term Note issued by EAC Operations, Inc. to the Registrant dated September 20, 2002 for $2,000,000 as payment for the Pittsfield Investors Limited Partnership interests (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on December 14, 2007).

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

_____________________
#              A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

*	Filed herewith.

(c)            Financial Statement Schedules

See Financial Statements and accompanying notes included in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ELECTRIC POWER TRUST II

Date: January 25, 2008	By:	/s/ Randall D. Holmes
Randall D. Holmes
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Randall D. Holmes	Chief Executive Officer	January 25, 2008
Randall D. Holmes	(Principal Executive Officer)

/s/ Jeffrey H. Strasberg	Executive Vice President and Chief Financial Officer	January 25, 2008
Jeffrey H. Strasberg	(Principal Financial and Accounting Officer)

RIDGEWOOD RENEWABLE POWER LLC
(Managing Shareholder)

By: /s/ Randall D. Holmes	Chief Executive Officer of Managing Shareholder	January 25, 2008
Randall D. Holmes

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Managing Shareholder and Shareholders
Ridgewood Electric Power Trust II

We have audited the accompanying consolidated balance sheets of Ridgewood Electric Power Trust II (a Delaware trust) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006.  These consolidated financial statements are the responsibility of the Trust’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust II as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, as of December 31, 2006, the Trust no longer has any income producing assets in operation, and may not in the future.

/s/ GRANT THORNTON LLP
Edison, New Jersey
January 25, 2008

RIDGEWOOD ELECTRIC POWER TRUST II
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$395	$196
Accounts receivable	118	420
Due from affiliates	21	1
Gas forward contract	-	898
Other current assets	29	39
Total current assets	563	1,554
Plant and equipment, net	-	1,132
Intangibles, net	-	1,698
Total assets	$563	$4,384

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8	$152
Due to affiliates	-	354
Total current liabilities	8	506

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (235.3775 Investor Shares issued and
outstanding)	751	4,040
Managing shareholder’s accumulated deficit
(1 management share issued and outstanding)	(196)	(162)
Total shareholders’ equity	555	3,878
Total liabilities and shareholders’ equity	$563	$4,384

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004

Revenues	$91	$2,817	$2,826

Cost of revenues	1,049	2,650	2,242

Gross (loss) profit	(958)	167	584

Operating expenses:
General and administrative expenses	184	138	152
Impairment of plant, equipment and intangibles	2,830	-	-
Management fee to the Managing Shareholder	58	72	91
Total operating expenses	3,072	210	243

(Loss) income from operations	(4,030)	(43)	341

Other income (expense):
Gain on sale of investment	668	304	-
Interest income	-	4	6
Interest expense	(2)	-	-
Other income	-	-	14
Total other income, net	666	308	20

Net (loss) income	$(3,364)	$265	$361

Managing Shareholder - Net (loss) income	$(34)	$3	$4
Shareholders - Net (loss) income	(3,330)	262	357
Net (loss) income per Investor Share	(14,149)	1,116	1,516

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(in thousands)

	Shareholders' Equity	Managing Shareholder (Deficit)	Total Shareholders' Equity

Balance at December 31, 2003	$6,010	$(143)	$5,867
Net income	357	4	361
Cash distributions	(1,412)	(14)	(1,426)
Balance at December 31, 2004	4,955	(153)	4,802
Net income	262	3	265
Cash distributions	(1,177)	(12)	(1,189)
Balance at December 31, 2005	4,040	(162)	3,878
Net loss	(3,330)	(34)	(3,364)
Capital contribution	41	-	41
Balance at December 31, 2006	$751	$(196)	$555

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net (loss) income	$(3,364)	$265	$361

Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	-	247	245
Impairment of plant, equipment and intangibles	2,830	-	-
Gas forward contract	898	(72)	(395)
Forgiveness of unpaid and accrued interest on management fees	41	-	-
Change in operating assets and liabilities:
Accounts receivable	301	(204)	9
Other current assets	10	14	(11)
Accounts payable and accrued expenses	(143)	51	(10)
Due to/from affiliates, net	(374)	291	(6)
Total adjustments	3,563	327	(168)
Net cash provided by operating activities	199	592	193

Cash flows from investing activities:
Proceeds from investment in partnership transferred under
contractual agreement	-	363	445

Cash flows from financing activities:
Cash distributions to shareholders	-	(1,189)	(1,426)

Net increase (decrease) in cash and cash equivalents	199	(234)	(788)
Cash and cash equivalents, beginning of year	196	430	1,218
Cash and cash equivalents, end of year	$395	$196	$430

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOODELECTRIC POWER TRUST II
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

As of December 31, 2006, the Trust had one non-operating investment, located in California and 100% owned by the Trust (“Monterey”). The investment is a 5.5 megawatt (“MW”) cogeneration project which suspended operations in January 2006 due to a contract dispute with its customer. Since the closing of the Monterey facility in January 2006, the Trust has not had any operating revenues, though it continued to have contractual obligations through August 2006 related to its gas purchase agreement with Coral Energy Services, Inc. During the first quarter of 2006, the Trust recorded an asset impairment of Monterey’s net book value of its plant, equipment and intangibles (see Note 3). The Monterey project remains closed as of January 25, 2008.

The other operating investment of the Trust was a collection of irrigation service engines with a production capacity of 2MW (the “Pumping Project”), which was sold in January 2006 for an insignificant amount. The sale of the Pumping Project did not impact the Trust’s results of operations in 2006, as the assets were previously fully impaired. Additionally, the Trust had long-term notes receivable, which were paid in full on October 31, 2007. Upon the repayment of the Trust’s long term receivables in October 2007, the Trust no longer had any income producing assets in operation and may not in the future, subject to the resolution of litigation relating to the Monterey facility.

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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

RIDGEWOODELECTRIC POWER TRUST II
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

d) Cash and Cash Equivalents

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents.  Cash and cash equivalents at December 31, 2006 consist of funds deposited in bank accounts. Cash balances with banks as of December 31, 2006 and 2005 exceed insured limits by approximately $295 and $96, respectively.

e) Accounts Receivable

Accounts receivable are recorded at invoice price in the period in which the related revenues are earned, and do not bear interest. No allowance for bad debt expense was provided based upon historical write-off experience, evaluation of customer credit condition and the general economic status of the customers.

f) Plant and Equipment

Plant and equipment, consists of equipment, leasehold improvements, and building which are stated at cost less accumulated depreciation. Renewals and betterments that increase the useful lives of the assets are capitalized.  Repair and maintenance expenditures are expensed as incurred.  Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets.  The difference, if any, between the net asset value and any proceeds from such retirement or disposal is recorded as a gain or loss in the consolidated statement of operations.

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

h) Gas Contract

In August 2001, Monterey entered into an agreement to purchase natural gas, at fixed prices, over a five-year term in connection with entering into an amendment fixing the sales price of electric power sales contracts for a similar term. This contract was entered into in order to minimize the impact of fluctuating energy prices. The Trust has determined that this contract is a derivative as defined under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The Trust has designated the derivative as a non-hedge instrument. Accordingly, the value of the contract based on the differences between contract prices and market value prices is recognized as an asset or a liability in the balance sheet. Changes in the carrying value of the contract are reflected as a component of cost of revenues in the consolidated statements of operations. During the third quarter of 2006, the Trust completed its contractual agreement to resell the purchased gas back to Monterey’s gas supplier and therefore, there is no longer any value recorded on the consolidated balance sheets associated with this contract.

During the year ended December 31, 2006, the Trust recorded a loss as a component of cost of revenues from a change in its gas supply contracts of $554.  During the years ended December 31, 2005 and 2004, the Trust recorded, as a component of cost of revenues, gains from changes in its gas supply contracts of $72 and $393, respectively.

i) Notes Receivable

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

j) Income Taxes

No provision is made for income taxes in the accompanying consolidated financial statements as the income or loss of the Trust is passed through and included in the income tax returns of the individual shareholders of the Trust.

RIDGEWOODELECTRIC POWER TRUST II
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

k) Comprehensive (Loss) Income

The Trust’s comprehensive (loss) income consists only of net (loss) income.

l) Significant Customer and Supplier

During 2006, 2005 and 2004, the Trust’s largest customer, Pacific Gas and Electric Company (“PG&E”), accounted for 100%, 88% and 87%, respectively, of total revenues.  During 2006, 2005 and 2004, the Trust purchased all of its gas supply from one supplier.

m) Fair Value of Financial Instruments

At December 31, 2006 and 2005, the carrying value of the Trust’s cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair value.

n) Recent Accounting Pronouncements

FIN 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Trust beginning January 1, 2007. The Trust does not believe that the adoption of FIN 48 will have a material impact on its consolidated financial statements.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP) and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 will be effective for the Trust beginning January 1, 2008. The Trust is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

SAB 108

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of this standard did not have a material impact on its consolidated financial statements.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for the Trust on January 1, 2008. The Trust is currently evaluating the impact of adopting SFAS 159 on its consolidated financial statements.

SFAS 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity.  It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will be effective for the Trust beginning January 1, 2009. The Trust is currently evaluating the impact of adopting SFAS 160 on its consolidated financial statements.

RIDGEWOODELECTRIC POWER TRUST II
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

3.     PROJECTS AND IMPAIRMENT OF LONG-LIVED ASSETS

Sunnyside Cogeneration Partners,  L.P.

On January 9, 1995, the Trust acquired 100% of the existing partnership interests of Sunnyside Cogeneration Partners, L.P., which owns and operates a 5.5MW electric cogeneration facility, located in Monterey County, California. The aggregate purchase price was $5,198, including transaction costs. Electricity is sold to PG&E under a long term contract expiring in 2020.

The acquisition of Monterey was accounted for as a purchase and the results of operations of Monterey have been included in the Trust’s consolidated financial statements since the acquisition date.  The purchase price was allocated to the net assets acquired, based on their respective fair values.  Of the purchase price, $3,032 was allocated to the electric power sales contract and was being amortized over the life of the contract of 25 years.

Monterey received notice on December 1, 2005 from PG&E directing Monterey to increase its operations from 13 hours, 5 days a week to 24 hours, 7 days a week. However, PG&E had been operating or "dispatching" Monterey on a 5 by 13 basis for over 15 years.  Monterey determined that it could not operate profitably on such a 24 by 7 schedule and was concerned that if it only operated on a 5 by 13 basis, PG&E might refuse to pay for delivered electricity. Monterey requested from PG&E to limit its operations to the 5 by 13 basis, but this request was denied. As a result, effective January 9, 2006, Monterey ceased its operations. Monterey and PG&E have filed lawsuits against the other for breach of contract. The Monterey project remains closed as of the date of this filing.  Additionally, as a result of the shutdown, the project has not delivered by-product steam since it was shutdown in January 2006. As a result, it may be subject to penalties from the lessor. Since the closing of the Monterey facility, the Trust has not had any operating revenues, though it continued to have contractual obligations through August 2006 related to its gas purchase agreement with Coral Services Energy, Inc. During the first quarter of 2006, the Trust recorded an asset impairment of Monterey’s net book value of its remaining plant and equipment and intangibles of $1,132 and $1,698, respectively.

Pump Services Company, LP

In 1995, the Trust purchased a package of irrigation service engines located in Ventura County, California.  The purchase price was $952.  The Trust performed an impairment assessment in 2003 using a discounted cash flow valuation methodology, and noted the carrying value of the Pumping Project exceeded its estimated fair value. As a result, the Trust recorded an impairment of the remaining net book value of the equipment for $190 in 2003.  The engines were sold in January 2006 for an insignificant amount.

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

Recovery of interest and principal under the promissory notes were dependent upon the operations of the partnership investment transferred. Consequently, the Trust deferred its gain on the sale of its ownership interest until the carrying value of the investments was fully recovered. The cash proceeds received for the interest and principal were recorded as a reduction of its investment in partnership transferred under contractual agreement through June 30, 2005, the date at which the recorded balance reached zero.  Subsequent payments were recorded as a component of other income as collected. The note payments remained current until the notes were paid in full on October 31, 2007.

RIDGEWOODELECTRIC POWER TRUST II
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

4.     PLANT AND EQUIPMENT

At December 31, 2006 and 2005, plant and equipment at cost and accumulated depreciation were:

	2006	2005
Equipment	$-	$2,935
Leasehold improvements	-	166
Building	-	150
	-	3,251
Less: accumulated depreciation	-	(2,119)
	$-	$1,132

As a result of Monterey operations being suspended in January 2006, the Trust recorded an asset impairment for its remaining net book value of plant and equipment of $1,132.

For the years ended December 31, 2006, 2005 and 2004, depreciation expense was $0, $126 and $124, respectively, which is included in cost of revenues.

5.     INTANGIBLE ASSETS

At December 31, 2006 and 2005, the gross and net carrying amounts of intangible assets were:

	2006	2005
Electricity power sales contract - gross	$-	$3,032
Less: accumulated amortization	-	(1,334)
Intangibles, net	$-	$1,698

A portion of the purchase price of Monterey was assigned to electric power sales contract and was being amortized over the life of the contract on a straight-line basis. In January 2006 Monterey suspended operations indefinitely, and as a result, the Trust recorded an asset impairment for the remaining net book value of its intangibles of $1,698. During 2006, 2005 and 2004, the Trust recorded amortization expense of $0, $121 and $121, respectively.

6.	COMMITMENTS AND CONTINGENCIES

Monterey has a non-cancelable operating lease which expires in May 2021. Future minimum lease payments as of December 31, 2006 are approximately $12 per annum along with the delivery of by-product steam.  In connection with this lease, Monterey has not delivered by-product steam since it was shut down in January 2006. As a result, Monterey may be subject to penalties by the lessor. Rent expense for the years ended December 31, 2006, 2005 and 2004 was $12, $417 and $338, respectively, which is included in cost of revenues.

Monterey received notice on December 1, 2005 from PG&E directing Monterey to increase its operations from 13 hours, 5 days a week to 24 hours, 7 days a week. However, PG&E had been operating or "dispatching" Monterey on a 5 by 13 basis for over 15 years.  Monterey determined that it could not operate profitably on such a 24 by 7 schedule and was concerned that if it only operated on a 5 by 13 basis, PG&E might refuse to pay for delivered electricity. Monterey requested from PG&E to limit its operations to the 5 by 13 basis, but this request was denied. As a result, effective January 9, 2006, Monterey ceased its operations. Monterey and PG&E have filed lawsuits against the other for breach of contract. The Monterey project remains closed as of the date of this filing.  Additionally, as a result of the shutdown, the project has not delivered by-product steam since it was shutdown in January 2006. As a result, it may be subject to penalties from the lessor. Since the closing of the Monterey facility, the Trust has not had any operating revenues, though it continued to have contractual obligations through August 2006 related to its gas purchase agreement with Coral Services Energy, Inc. Monterey filed a Complaint against PG&E in the San Francisco Superior Court on May 16, 2006 (the “Monterey Complaint”).  The Monterey Complaint seeks damages for breach of contract, damages for PG&E’s breach of the implied covenant of good faith and fair dealing, and a claim for declaratory relief against PG&E, seeking a judicial determination that PG&E’s conduct materially breached the parties’ agreement and justified Monterey’s suspension of performance. Monterey is seeking damages against PG&E estimated at approximately $5,000.  A Jury Trial with regard to this matter has not been set.

RIDGEWOODELECTRIC POWER TRUST II
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

The following table provides the contractual obligations and commitments of the Trust for the future minimum payments of its ground lease as of December 31, 2006, which excludes payments for delivered steam per contract.

Years Ended December 31,
2007	$12
2008	12
2009	12
2010	12
2011	12

The Trust is subject to legal proceedings involving ordinary and routine claims related to its business. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are disclosed if considered reasonably possible and accrued if considered probable after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Trust may be required to record additional litigation expense. While it is not possible to predict the outcome of the litigation discussed above with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Trust, based on its evaluation of matters which are pending or asserted, the Trust's management believes the disposition of such matters will not have a material adverse effect on the Trust's business or financial statements.

7.	TRANSACTION WITH MANAGING SHAREHOLDER AND AFFILIATES

The Trust operates pursuant to the terms of a management agreement (“Management Agreement”). Under the terms of the Management Agreement, the Managing Shareholder provides certain management, administrative and advisory services and office space and other facilities to the Trust. In return, the Trust is obligated to pay the Managing Shareholder an annual management fee, equal to 1.5% of the Trust’s shareholders’ equity as of the beginning of the year, which totaled $58, $72 and $91, respectively, for the years ended December 31, 2006, 2005 and 2004. During 2006, 2005 and 2004, the Trust paid management fees to the Managing Shareholder of $19, $72, and $91, respectively, as compensation for such services. The management fee is to be paid in monthly installments and, to the extent that the Trust does not pay the management fee on a timely basis, the Trust accrues interest at an annual rate of 10% on the unpaid balance.

In the fourth quarter of 2006, the Managing Shareholder forgave $39 and $2 of 2006 unpaid accrued management fees and related accrued interest expense, respectively, which were recorded as capital contributions.

RIDGEWOODELECTRIC POWER TRUST II
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

The Managing Shareholder is also entitled to receive 1% of all annual distributions made by the Trust (other than those derived from the disposition of Trust property) until Payout.  Once Payout is reached, the Managing Shareholder is entitled to receive 20% of all future distributions.  During 2006, 2005 and 2004, cash distributions to the Managing Shareholder were $0, $12 and $14, respectively. The Trust has not yet reached Payout.

The Managing Shareholder owns 1.45 investor shares. The Trust granted the Managing Shareholder a single Management Share representing the Managing Shareholder's management rights and rights to distributions of cash flow.

Under the Management Agreement with the Managing Shareholder, Ridgewood Power Management ("RPM"), an entity related to the Managing Shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the projects operated by the Trust. RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. During the years ended December 31, 2006, 2005 and 2004, RPM charged the projects $128, $157 and $138, respectively, for overhead items allocated in proportion to the amount invested in projects managed. In addition, for the years ended December 31, 2006, 2005 and 2004, RPM charged the projects $1,104, $2,383 and $2,012, respectively, for all of the direct operating and non-operating expenses incurred during such periods. These charges may not be indicative of costs incurred if the Trust were not operated by RPM.

On June 26, 2003, the Managing Shareholder entered into a Revolving Credit and Security Agreement with Wachovia Bank, National Association.  The agreement, as amended, allows the Managing Shareholder to obtain loans and letters of credit of up to $6,000 for the benefit of the trusts and funds that it manages.  As part of the agreement, the Trust agreed to limitations on its ability to incur indebtedness and liens, and to provide guarantees.  The Managing Shareholder and Wachovia Bank agreed to extend the Managing Shareholder’s line of credit through May 31, 2008. In August 2003, the Trust issued through its bank a standby letter of credit, in the amount of $504 to secure the gas purchases for Monterey.  In August of 2004, the supplier of natural gas to Monterey agreed to reduce the standby letter of credit to $230.  The standby letter of credit remained at $230 until it expired and was reduced to zero at August 31, 2006.

The Trust records short-term payables to and receivables from other affiliates in the ordinary course of business. The amounts payable to and receivable from the other affiliates do not bear interest.

8.	SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

	2006 Quarters
	1st	2nd	3rd	4th

Revenues	$91	$-	$-	$-
Gross loss	(550)	(226)	(63)	(119)
Loss from operations	(3,425)	(277)	(133)	(195)
Net (loss) income	(3,258)	(110)	33	(29)
Net (loss) income per Investor Share	(13,703)	(463)	139	(122)

RIDGEWOODELECTRIC POWER TRUST II
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

	2005 Quarters
	1st	2nd	3rd	4th

Revenues	$664	$651	$792	$710
Gross profit (loss)	380	(226)	703	(690)
Income (loss) from operations	317	(271)	651	(740)
Net income (loss)	318	(244)	819	(628)
Net income (loss) per Investor Share	1,344	(1,028)	3,446	(2,646)