Form 10-Q
period 2007-03-31
RIDGEWOOD ELECTRIC POWER TRUST II
filed 2008-02-14
CIK 895993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
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

As of December 31, 2007, there were 235.3775 Investor Shares outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST II
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$435	$395
Accounts receivable	118	118
Due from affiliates	8	21
Other current assets	21	29
Total assets	$582	$563

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$54	$8
Due to affiliates	1	-
Total current liabilities	55	8

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (235.3775 Investor Shares issued and
outstanding)	723	751
Managing shareholder’s accumulated deficit
(1 management share issued and outstanding)	(196)	(196)
Total shareholders’ equity	527	555
Total liabilities and shareholders’ equity	$582	$563

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006

Revenues	$-	$91

Cost of revenues	92	641

Gross loss	(92)	(550)

Operating expenses:
General and administrative expenses	104	30
Impairment of plant, equipment and intangibles	-	2,830
Management fee to the Managing Shareholder	2	15
Total operating expenses	106	2,875

Loss from operations	(198)	(3,425)

Other income:
Gain on sale of investment	167	167

Net loss	$(31)	$(3,258)

Managing Shareholder - Net loss	$(1)	$(33)
Shareholders - Net loss	(30)	(3,225)
Net loss per Investor Share	(127)	(13,703)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net cash provided by operating activities	$40	$78

Cash and cash equivalents, beginning of period	395	196
Cash and cash equivalents, end of period	$435	$274

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules. These condensed consolidated financial statements should be read in conjunction with the Ridgewood Electric Power Trust II (the “Trust”) Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on January 25, 2008 (the “2006 Form 10-K”). No significant changes have been made to the Trust’s accounting policies and estimates disclosed in its 2006 Form 10-K.

In the opinion of management, the condensed consolidated financial statements as of March 31, 2007, and for the three months ended March 31, 2007 and 2006, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year or any other period.

2.   DESCRIPTION OF BUSINESS

The Trust is a Delaware trust formed on November 20, 1992. The Trust began offering shares on January 4, 1993 and concluded its offering on January 31, 1994. The objective of the Trust is to provide benefits to its shareholders through a combination of distributions of operating cash flow and capital appreciation. Ridgewood Renewable Power LLC (“RRP” or the “Managing Shareholder”), a New Jersey limited liability company, is the Managing Shareholder. The Trust has been organized to invest primarily in power generation facilities located in the US. The projects of the Trust have characteristics that qualify the projects for government incentives.

As of March 31, 2007, the Trust had one non-operating investment, located in California and 100% owned by the Trust (“Monterey”). The investment is a 5.5 megawatt (“MW”) cogeneration project which suspended operations in January 2006 due to a contract dispute with its only customer. Since the closing of the Monterey facility in January 2006, the Trust has not had any operating revenues, though it continued to have contractual obligations through August 2006 related to its gas purchase agreement with Coral Services Energy, Inc. and on-going ground lease expenses. During the first quarter of 2006, the Trust recorded an asset impairment of Monterey’s net book value of its plant, equipment and intangibles. The Monterey project remains closed as of the date of this filing.

At March 31, 2007, the Trust had long-term notes receivable, which were paid in full, in advance of their due dates, on October 31, 2007. Upon the repayment of the Trust’s long-term receivables in October 2007, the Trust no longer had any cash producing assets in operation and may not in the future, subject to the resolution of litigation relating to the Monterey facility.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

FIN 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Trust adopted FIN 48 effective January 1, 2007, with no material impact on its condensed consolidated financial statements.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 will become effective for the Trust beginning January 1, 2008. The Trust is currently evaluating the impact of adopting SFAS 157 on its condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will become effective for the Trust beginning January 1, 2008. The Trust is currently evaluating the impact of adopting SFAS 159 on its condensed consolidated financial statements.

SFAS 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will become effective for the Trust beginning January 1, 2009. The Trust is currently evaluating the impact of adopting SFAS 160 on its condensed consolidated financial statements.

4.   IMPAIRMENT

On January 9, 2006, Monterey suspended its operations indefinitely.  As a result, the Trust recorded full impairments relating to its plant and equipment and intangibles of $1,132 and $1,698, respectively.

5.   GAS CONTRACT

In August 2001, Monterey entered into an agreement to purchase natural gas, at fixed prices, over a five-year term in connection with entering into an amendment fixing the sales price of electric power sales contracts for a similar term. The contract was entered into in order to minimize the impact of fluctuating energy prices. The Trust has determined that the contract is a derivative as defined under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. The Trust designated the derivative as a non-hedge instrument. Accordingly, the value of the contract based on the differences between contract prices and market value prices was recognized as an asset or a liability in the condensed consolidated balance sheet. Changes in the carrying value of the contract were reflected as a component of cost of revenues in the condensed consolidated statements of operations. During the third quarter of 2006, the Trust completed its contractual agreement to resell the purchased gas back to the gas supplier.

6.   COMMITMENTS AND CONTINGENCIES

              Monterey has a non-cancelable operating lease which expires in May 2021. Future minimum lease payments as of December 31, 2006 are approximately $12 per annum along with the delivery of by-product steam.  In connection with this lease, Monterey has not delivered by-product steam since it was shut down in January 2006. As a result, Monterey may be subject to claims by the lessor; however, as of the date of this filing none have been asserted.

Monterey received notice on December 1, 2005 from Pacific Gas & Electric (“PG&E”), its sole customer, directing Monterey to increase its operations from 13 hours, 5 days a week to 24 hours, 7 days a week. However, PG&E had been operating or "dispatching" Monterey on a 13 by 5 basis for over 15 years.  Monterey determined that it could not operate profitably on such a 24 by 7 schedule and was concerned that if it only operated on a 13 by 5 basis, PG&E might refuse to pay for delivered electricity. Monterey requested from PG&E to limit its operations to the 13 by 5 basis, but this request was denied. As a result, effective January 9, 2006, Monterey ceased its operations. Monterey and PG&E have filed lawsuits against the other for breach of contract. The Monterey project remains closed as of the date of this filing.  Since the closing of the Monterey facility, the Trust has not had any operating revenues, though it continued to have contractual obligations through August 2006 related to its gas purchase agreement with Coral Services Energy, Inc. Monterey filed a Complaint against PG&E in the San Francisco Superior Court on May 16, 2006 (the “Monterey Complaint”).  The Monterey Complaint seeks damages for breach of contract, damages for PG&E’s breach of the implied covenant of good faith and fair dealing, and a claim for declaratory relief against PG&E, seeking a judicial determination that PG&E’s conduct materially breached the parties’ agreement and justified Monterey’s suspension of performance. Monterey is seeking damages against PG&E estimated at approximately $5,000.  The date for a Jury Trial with regard to this matter has not been set.

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

 On August 16, 2006, the Managing Shareholder and affiliates of the Trust, filed lawsuits against the former independent registered public accounting firm for the Trust, Perelson Weiner, LLP (“Perelson Weiner”), in New Jersey Superior Court.  The suits alleged professional malpractice and breach of contract in connection with audit and accounting services performed by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and its affiliates alleging breach of contract due to unpaid invoices. Discovery is ongoing and no trial date has been set. The costs and expenses of the litigation are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds, including the Trust.

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

7.   SUBSEQUENT EVENT

On October 31, 2007, the Trust’s notes receivable were fully repaid in advance of their due dates. The amount received, including prepayment penalties, totaled $5,042. As these notes had no recorded accounting value, the amount received was recorded as other income during the fourth quarter of 2007.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition as of  March 31, 2007 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other supplemental information contained in this document.  Results of operations for the three months ended March 31, 2007 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other supplemental information included elsewhere in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Trust's 2006 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts.   These statements are based upon management’s opinions and estimates as of the date they are made.  Although management believes that the expectations reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include the outcome of litigation described in Item 3. "Legal Proceedings” of the Trust’s 2006 Form 10-K, changes in political and economic conditions, federal or state regulatory structures, government mandates, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of generating plants, mechanical breakdowns, volatility in the price for electric energy, natural gas, or renewable energy. Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in, Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of the Trust's 2006 Form 10-K. The Trust undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Trust’s financial condition and operating results is based on its condensed consolidated financial statements.  The preparation of this Quarterly Report on Form 10-Q requires the Trust to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Trust’s condensed consolidated financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.  No material changes have been made to the Trust’s critical accounting policies and estimates disclosed in its 2006 Form 10-K.

Results of Operations and Changes in Financial Condition

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

There were no revenues in the first quarter of 2007 compared to $0.1 million for the same period in 2006. During the first quarter of 2007, there were no revenues due to the shutdown of Monterey’s operations, pending ongoing litigation, which occurred in January 2006.

Cost of revenues decreased $0.5 million, or 85.6%, to $0.1 million in the first quarter of 2007, as compared to $0.6 million for the same period in 2006 as cost of revenues in 2006 was primarily due to the gas contract, which expired in August 2006. Cost of revenues for the three months ended March 31, 2007 includes certain fixed expenses for the maintenance of the Monterey operations.

Gross loss decreased $0.5 million in the first quarter of 2007 to a gross loss of $0.1 million from a gross loss of $0.6 million in the first quarter of 2006 primarily due to the 2007 period not having the gas contract that existed during 2006.

During the first quarter of 2006, the Trust recorded a $2.8 million impairment of its plant, equipment and intangible assets, due to the shutdown of Monterey’s operations.

General and administrative expenses increased $74,000 to $104,000 in the first quarter of 2007, as compared to $30,000 for the same period in 2006. This was primarily due to increased legal fees related to the Monterey litigation.

Total assets were $0.6 million at March 31, 2007, which is comparable to the total assets balance at December 31, 2006. Total liabilities at March 31, 2007 increased by $47,000 from December 31, 2006 to $55,000, primarily due to an increase in accounts payable and accrued expenses.

Liquidity and Capital Resources

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

At March 31, 2007, the Trust had cash and cash equivalents of $0.4 million, which is comparable to the balance at December 31, 2006.

Cash provided by operating activities for the three months ended March 31, 2007 was $40,000 compared to $78,000 for the same period in 2006.

There were no cash flows from either investing or financing activities for the three months ended March 31, 2007 and 2006.

Future Liquidity and Capital Resource Requirements

The Trust expects cash flows from operating activities to be significantly less in the future periods than in the previous periods since the operations of Monterey have ceased. The Trust believes sufficient cash and cash equivalents will be available to provide working capital and fund capital expenditures for the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments

There have been no material changes in the off-balance sheet arrangements and contractual obligations and commitments disclosed in the Trust's 2006 Form 10-K.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure required by this Item is omitted pursuant to Item 305(e) of Regulation S-K.

ITEM 4.   CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Trust’s Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Trust’s disclosure controls and procedures. A system of disclosure controls and procedures is designed to ensure that information required to be disclosed by a registrant in reports filed with the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.  This includes disclosure controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure. A review of these controls and procedures was done by the Trust as of March 31, 2007, which revealed that the following material weaknesses previously identified continue to exist:

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

Since the review, the Trust has implemented the following to address the above weaknesses:

•	Increased the number of degreed accountants. Additional staff expansion is underway.

•
In May 2007, the Trust appointed a new Chief Financial Officer who is a Certified Public Accountant with approximately 29 years of professional accounting experience, including prior experiences as a financial officer of publicly traded companies.

•
During the fourth quarter of 2007, the Trust expanded its disclosure controls and procedures. The Trust documented many of its existing informal procedures, established a compliance-focused disclosure committee, formalized monthly closing procedures, and implemented a corporate whistleblower policy.

The Trust believes that the completion of the expansion of the accounting and financial reporting staff and the implementation of the above procedures will mitigate the above weaknesses. However, due to the Trust’s delinquencies in meeting its filing deadlines under the Exchange Act, the Trust expects these deficiencies to continue to be material weaknesses at least until such time as the Trust is no longer delinquent in its Exchange Act filings.

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

 The Trust's Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed in the Trust's 2006 Form 10-K.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Trust's 2006 Form 10-K.

 ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit No.		Description
31.1	*	Certification of Randall D. Holmes, Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	*	Certification of Jeffrey H. Strasberg, Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

32	*
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

RIDGEWOOD ELECTRIC POWER TRUST II

Date: February 14, 2008	By:	/s/ Randall D. Holmes
Randall D. Holmes
Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2008	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)