Form 10-Q
period 2007-06-30
RIDGEWOOD ELECTRIC POWER TRUST II
filed 2008-02-14
CIK 895993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
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

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST II
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$581	$395
Accounts receivable	-	118
Due from affiliates	-	21
Other current assets	6	29
Total assets	$587	$563

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$69	$8
Due to affiliates	45	-
Total current liabilities	114	8

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (235.3775 Investor Shares issued and
outstanding)	670	751
Managing shareholder’s accumulated deficit
(1 management share issued and outstanding)	(197)	(196)
Total shareholders’ equity	473	555
Total liabilities and shareholders’ equity	$587	$563

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006

Revenues	$-	$91	$-	$-

Cost of revenues	161	867	69	226

Gross loss	(161)	(776)	(69)	(226)

Operating expenses:
General and administrative expenses	255	67	151	37
Impairment of plant, equipment and intangibles	-	2,830	-	-
Management fee to the Managing Shareholder	4	29	2	14
Total operating expenses	259	2,926	153	51

Loss from operations	(420)	(3,702)	(222)	(277)

Other income:
Gain on sale of investment	334	334	167	167

Net loss	$(86)	$(3,368)	$(55)	$(110)

Managing Shareholder - Net loss	$(1)	$(34)	$-	$(1)
Shareholders - Net loss	(85)	(3,334)	(55)	(109)
Net loss per Investor Share	(361)	(14,166)	(234)	(463)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net cash provided by operating activities	$186	$132

Cash and cash equivalents, beginning of period	395	196
Cash and cash equivalents, end of period	$581	$328

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

In the opinion of management, the condensed consolidated financial statements as of June 30, 2007, and for the six and three month periods ended June 30, 2007 and 2006, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the six and three month periods ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year or any other period.

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

As of June 30, 2007, the Trust had one non-operating investment, located in California and 100% owned by the Trust (“Monterey”). The investment is a 5.5 megawatt (“MW”) cogeneration project which suspended operations in January 2006 due to a contract dispute with its only customer. Since the closing of the Monterey facility in January 2006, the Trust has not had any operating revenues, though it continued to have contractual obligations through August 2006 related to its gas purchase agreement with Coral Services Energy, Inc. and on-going ground lease expenses. During the first quarter of 2006, the Trust recorded an asset impairment of Monterey’s net book value of its plant, equipment and intangibles. The Monterey project remains closed as of the date of this filing.

At June 30, 2007, the Trust had long-term notes receivable, which were paid in full, in advance of their due dates, on October 31, 2007. Upon the repayment of the Trust’s long-term receivables in October 2007, the Trust no longer had any cash producing assets in operation and may not in the future, subject to the resolution of litigation relating to the Monterey facility.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition as of  June 30, 2007 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other supplemental information contained in this document.  Results of operations for the six and three month periods ended June 30, 2007 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other supplemental information included elsewhere in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Trust's 2006 Form 10-K.

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

Results of Operations and Changes in Financial Condition

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

There were no revenues in the six months ended June 30, 2007 compared to $0.1 million for the same period in 2006. During the six months ended June 30, 2007, there were no revenues due to the shutdown of Monterey’s operations, pending ongoing litigation, which occurred in January 2006.

Cost of revenues decreased $0.7 million, or 81.4%, to $0.2 million in the six months ended June 30, 2007, as compared to $0.9 million for the same period in 2006 as cost of revenues in 2006 was primarily due to the gas contract, which expired in August 2006. Cost of revenues for the six months ended June 30, 2007 primarily includes certain fixed expenses for the maintenance of the Monterey operations.

Gross loss decreased $0.6 million in the six months ended June 30, 2007 to a gross loss of $0.2 million from a gross loss of $0.8 million for the six months ended June 30, 2006 primarily due to the 2007 period not  having the gas contract that existed during 2006.

During the first quarter of 2006, the Trust recorded a $2.8 million impairment of its plant, equipment and intangible assets, due to the shutdown of Monterey’s operations.

 General and administrative expenses increased $0.2 million, to $0.3 million in the six months ended June 30, 2007, as compared to $0.1 million for the same period in 2006.  This was primarily due to increased legal fees related to the Monterey litigation.

Total assets were $0.6 million at June 30, 2007, which is comparable to the total assets balance at December 31, 2006. Total liabilities at June 30, 2007 increased by $0.1 million from December 31, 2006 to $114,000, due to an increase in accounts payable and accrued expenses and amounts due to affiliates.

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

There were no revenues during the three months ended June 30, 2007 or 2006 due to the shutdown of Monterey’s operations.

Cost of revenues decreased approximately $0.2 million, or 69.5%, to $0.1 million in the three months ended June 30, 2007 as compared to $0.2 million for the same period in 2006 primarily due to the 2006 impact of the gas contract.

General and administrative expenses increased $114,000, to $151,000 in the three months ended June 30, 2007, as compared to $37,000 for the same period in 2006.  This was primarily due to increased legal fees related to the Monterey litigation.

Liquidity and Capital Resources

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

At June 30, 2007, the Trust had cash and cash equivalents of $0.6 million, a decrease of $0.2 million from $0.4 million at December 31, 2006.

Cash provided by operating activities for the six months ended June 30, 2007 was $0.2 million as compared to $0.1 million for the same period in 2006, primarily due to an increase in current liabilities.

There were no cash flows from either investing or financing activities during the six months ended June 30, 2007 and 2006.

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

ITEM 4.   CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Trust’s Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Trust’s disclosure controls and procedures. A system of disclosure controls and procedures is designed to ensure that information required to be disclosed by a registrant in reports filed with the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.  This includes disclosure controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure. A review of these controls and procedures was done by the Trust as of June 30, 2007 which revealed that the following material weaknesses previously identified continue to exist:

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

During the quarter ended June 30, 2007, the Trust appointed a new Chief Financial Officer who is a Certified Public Accountant with approximately 29 years of professional accounting experience, including prior experiences as a financial officer of publicly traded companies.

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

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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