Form 10-Q
period 2007-09-30
RIDGEWOOD ELECTRIC POWER TRUST II
filed 2008-02-14
CIK 895993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

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

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST II
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$407	$395
Accounts receivable	-	118
Due from affiliates	-	21
Other current assets	54	29
Total assets	$461	$563

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$22	$8
Due to affiliates	29	-
Total current liabilities	51	8

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (235.3775 Investor Shares issued and
outstanding)	607	751
Managing shareholder’s accumulated deficit
(1 management share issued and outstanding)	(197)	(196)
Total shareholders’ equity	410	555
Total liabilities and shareholders’ equity	$461	$563

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006

Revenues	$-	$91	$-	$-

Cost of revenues	242	930	81	63

Gross loss	(242)	(839)	(81)	(63)

Operating expenses:
General and administrative expenses	405	122	150	55
Impairment of plant, equipment and intangibles	-	2,830	-	-
Management fee to the Managing Shareholder	6	44	2	15
Total operating expenses	411	2,996	152	70

Loss from operations	(653)	(3,835)	(233)	(133)

Other income:
Gain on sale of investment	502	500	168	166

Net (loss) income	$(151)	$(3,335)	$(65)	$33

Managing Shareholder - Net (loss) income	$(1)	$(33)	$-	$-
Shareholders - Net (loss) income	(150)	(3,302)	(65)	33
Net (loss) income per Investor Share	(637)	(14,027)	(276)	139

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net cash provided by operating activities	$12	$146

Cash and cash equivalents, beginning of period	395	196
Cash and cash equivalents, end of period	$407	$342

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

In the opinion of management, the condensed consolidated financial statements as of September 30, 2007, and for the nine and three month periods ended September 30, 2007 and 2006, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the nine and three months ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year or any other period.

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

As of September 30, 2007, the Trust had one non-operating investment, located in California and 100% owned by the Trust (“Monterey”). The investment is a 5.5 megawatt (“MW”) cogeneration project which suspended operations in January 2006 due to a contract dispute with its only customer. Since the closing of the Monterey facility in January 2006, the Trust has not had any operating revenues, though it continued to have contractual obligations through August 2006 related to its gas purchase agreement with Coral Services Energy, Inc. and on-going ground lease expenses. During the first quarter of 2006, the Trust recorded an asset impairment of Monterey’s net book value of its plant, equipment and intangibles. The Monterey project remains closed as of the date of this filing.

At September 30, 2007, the Trust had long-term notes receivable, which were paid in full, in advance of their due dates, on October 31, 2007. Upon the repayment of the Trust’s long-term receivables in October 2007, the Trust no longer had any cash producing assets in operation and may not in the future, subject to the resolution of litigation relating to the Monterey facility.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition as of  September 30, 2007 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other supplemental information contained in this document.  Results of operations for the nine and three month periods ended September 30, 2007 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other supplemental information included elsewhere in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Trust's 2006 Form 10-K.

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

Results of Operations and Changes in Financial Condition

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

There were no revenues in the nine months ended September 30, 2007 compared to $0.1 million for the same period in 2006. During the nine months ended September 30, 2007, there were no revenues due to the shutdown of Monterey’s operations, pending ongoing litigation, which occurred in January 2006.

Cost of revenues decreased $0.7 million, or 74.0%, to $0.2 million in the nine months ended September 30, 2007, as compared to $0.9 million for the same period in 2006 as cost of revenues in 2006 was primarily due to the gas contract, which expired in August 2006. Cost of revenues for the nine months ended September 30, 2007 primarily includes certain fixed expenses for the maintenance of the Monterey operations.

Gross loss decreased $0.6 million in the nine months ended September 30, 2007 to a gross loss of $0.2 million from a gross loss of $0.8 million for the nine months ended September 30, 2006 primarily due to the 2007 period not having the gas contract that expired during August 2006.

During the first quarter of 2006, the Trust recorded a $2.8 million impairment of its plant, equipment and intangible assets, due to the shutdown of Monterey’s operations.

 General and administrative expenses increased $0.3 million, to $0.4 million in the nine months ended September 30, 2007, as compared to $0.1 million for the same period in 2006.  This was primarily due to increased legal fees related to the Monterey litigation.

Total assets were $0.5 million at September 30, 2007, a decrease of $0.1 million compared to the total assets balance of $0.6 million at December 31, 2006. Total liabilities at September 30, 2007 increased by $43,000 from December 31, 2006 to $51,000, due to an increase in accounts payable and accrued expenses and amounts due to affiliates.

Three months ended September 30, 2007 compared to the three months ended September 30, 2006

There were no revenues during the three months ended September 30, 2007 or 2006 due to the shutdown of Monterey’s operations.

General and administrative expenses increased $95,000, to $150,000 in the three months ended September 30, 2007, as compared to $55,000 for the same period in 2006.  This was primarily due to increased legal fees related to the Monterey litigation.

Liquidity and Capital Resources

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

At September 30, 2007, the Trust had cash and cash equivalents of $0.4 million, which is comparable to the balance at December 31, 2006.

Cash provided by operating activities for the nine months ended September 30, 2007 was $12,000 as compared to $0.1 million for the same period in 2006. The decrease in cash flow of $0.1 million was primarily due to cash flows from gas contracts that expired in 2006 that did not recur in 2007.

There were no cash flows from either investing or financing activities during the nine months ended September 30, 2007 and 2006.

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

ITEM 4.   CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), the Trust’s Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Trust’s disclosure controls and procedures. A system of disclosure controls and procedures is designed to ensure that information required to be disclosed by a registrant in reports filed with the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.  This includes disclosure controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure. A review of these controls and procedures was done by the Trust as of September 30, 2007, which revealed that the following material weaknesses previously identified continue to exist:

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

The Trust believes that the completion of the expansion of the accounting and financial reporting staff and the implementation of the above procedures will mitigate the above weaknesses. However, due to the Trust’s delinquencies in meeting its filing deadlines under the Exchange Act, the Trust expects these deficiencies to continue to be material weaknesses at least until such time as the Trust is able to make its Exchange Act filings on a timely basis.

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

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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