Form 10-K
period 2007-12-31
RIDGEWOOD ELECTRIC POWER TRUST II
filed 2008-03-14
CIK 895993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
Yes  ☐       No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐     Accelerated filer   ☐     Non-accelerated filer   ☐         Smaller reporting company   ☒
                             (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

There is no market for the Investor Shares. The number of Investor Shares outstanding at January 31, 2008 was 235.3775.

FORM 10-K

PART I

Forward-Looking Statements

Certain statements discussed in Item 1. “Business”, Item 3. “Legal Proceedings” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s opinions and estimates as of the date they are made. Although management believes that the expectations reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include changes in political and economic conditions, federal or state regulatory structures, government mandates, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of generating plants, mechanical breakdowns, volatility in the price for electric energy, natural gas, or renewable energy. Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Annual Report on Form 10-K. The Trust undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

PART I

ITEM 1.  BUSINESS

Overview

Ridgewood Electric Power Trust II (the “Trust”) is a Delaware trust formed on November 20, 1992 primarily to make investments in projects and businesses in the energy and infrastructure sectors. Ridgewood Renewable Power LLC (“RRP” or the “Managing Shareholder”), a New Jersey limited liability company, is the Managing Shareholder. As the Managing Shareholder, RRP has direct and exclusive control over the management and operations of the Trust.

The Trust has focused primarily on small-scale electricity generation projects. These projects allow the Trust to develop secure long-term positions in attractive specialty markets for products and services provided by its projects and companies. As of December 31, 2007, the Trust had one non-operating investment, located in California and 100% owned by the Trust.  This investment is a 5.5 megawatt (“MW”) cogeneration project which suspended operations in January 2006 due to a contract dispute with its only customer and remains closed as of the date of this filing. See Item 3. “Legal Proceedings” for further discussion. Additionally, the Trust had long-term notes receivable, which were paid in full, in advance of their due dates, on October 31, 2007. The proceeds are currently held as cash and cash equivalents.

The Trust initiated its private placement offering in November 1992, selling whole and fractional investor shares of beneficial interests of $100,000 per share (“Investor Shares”). There is no public market for Investor Shares and one is not likely to develop. In addition, Investor Shares are subject to significant restrictions on transfer and resale and cannot be transferred or resold except in accordance with the Trust’s Declaration of Trust (“Declaration of Trust”) and applicable federal and state securities laws. The offering was concluded in January 1994 and after payment of offering fees, commissions and investment fees, the Trust had $19.4 million available for investments and operating expenses. As of January 31, 2008, the Trust had 235.3775 Investor Shares outstanding, held by 534 shareholders.

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

As compensation for its management services, the Managing Shareholder is entitled to (i) an annual management fee, payable monthly, equal to 1.5% of the prior year net asset value of the Trust, and (ii) a 20% interest in the cash distributions made by the Trust in excess of certain threshold amounts expressed in terms of shareholder returns. The Managing Shareholder is also entitled to receive reimbursement from the Trust for operating expenses incurred by the Trust, or on behalf of the Trust and paid by RRP, as the Managing Shareholder. RRP has arranged for administrative functions required to be performed for the Trust to be performed by an affiliate, Ridgewood Power Management LLC (“RPM”), and at RPM’s costs, such costs are reimbursed to RPM by the Trust. RRP also serves as the managing shareholder (or managing member as appropriate) of a number of affiliated trusts and investment vehicles similar to the Trust and, through RPM, provides services to those entities similar to those provided to the Trust.

Affiliates of RRP act on behalf of a number of investment vehicles in the oil and gas and venture capital sectors in a manner similar to that for which RRP serves on behalf of the Trust.

Business Strategy

The Trust’s primary investment objective is to generate cash flow for distribution to shareholders and capital appreciation from one or more of the acquisition, development, ownership and operation of interests in electricity generation and other infrastructure projects and companies. The Trust generally seeks to invest in projects and companies that provide products or services through a number of small facilities and that offer opportunities for expansion either through increasing production at existing sites or through the establishment of additional sites. These projects often involve development, construction and operating risk but, once established, may be able to effectively “lock-in” the customer (or customers) served by the project, which would prevent competitors from dislodging the Trust’s project. The Trust focuses on markets in which projects can be developed and built quickly and can be standardized as to their design, equipment and construction. By following this strategy, the Trust seeks to take advantage of attractive market opportunities while streamlining the development process and diversifying across a number of projects in order to contain the exposure of the Trust to the risks inherent in such projects. As of December 31, 2007, all of the Trust’s projects are 100% owned through investment vehicles managed by the Managing Shareholder.

Projects and Properties

Monterey

In January 1995, the Trust purchased 100% of the equity interests in Sunnyside Cogeneration Partners, L.P., which owns a 5.5MW cogeneration project located in Salinas, Monterey County, California (“Monterey”). Monterey began operations in 1991 using natural gas fired reciprocating engines to generate electricity for sale to Pacific Gas and Electric Company ("PG&E") under a long term contract expiring in 2020 (the "Power Contract"). PG&E is also obligated to pay Monterey capacity payments based on its net electrical output or its available capacity. Thermal energy from Monterey’s operations provides warm water to an adjacent greenhouse under a long-term contract that also terminates in 2020. Monterey is operated on behalf of the Trust by RPM on an at-cost basis.

Monterey’s contract prices with PG&E were determined pursuant to a contract formula approved by the California Public Utilities Commission with the energy payment originally based upon a benchmark energy price adjusted for changes over time in a natural gas price index; referred to as the Short Run Avoided Cost Methodology. In 2001, Monterey entered into an amendment to the Power Contract with PG&E, which provided, among other things, that Monterey would receive a fixed energy payment (as well as the required capacity payment) for a term of five years, until approximately August 2006. Upon expiration of the amendment, through the remainder of the term of the contract, the formula contained in the original contract is being used to determine the energy price paid by PG&E.

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

Monterey received notice on December 1, 2005 from PG&E, its sole customer, directing Monterey to increase its operations from 13 hours, 5 days a week to 24 hours, 7 days a week. However, PG&E had been operating or "dispatching" Monterey on a 13 by 5 basis for over 15 years. Monterey determined that it could not operate profitably on such a 24 by 7 schedule and was concerned that if it only operated on a 13 by 5 basis, PG&E might refuse to pay for delivered electricity. Monterey requested from PG&E to limit its operations to the 13 by 5 basis, but this request was denied. As a result, effective January 9, 2006, Monterey ceased its operations. Monterey and PG&E have filed lawsuits against the other for breach of contract. Additionally, as a result of the Monterey shutdown, the project has not delivered cogeneration steam since it was shutdown in January 2006. As a result, it may be subject to penalties from the lessor, though no claims have been asserted by the lessor as of the date of this filing.

PILP/B-3

In January 1994, the Trust made an equity investment of $2.3 million in Pittsfield Investors Limited Partnership (“PILP”), which was formed to acquire a waste-to-energy project designed and built to burn municipal solid waste supplied by the City of Pittsfield, Massachusetts, surrounding communities and other waste providers as well as to supply steam to a nearby paper mill. The PILP project originally began operating in 1981 and was operated and co-owned with the Trust by subsidiaries of Energy Answers Corporation (“EAC”). The Trust made an additional investment with affiliates of EAC in August 1994 when it purchased an interest in the B-3 Limited Partnership (“B-3”) for $4 million. The business of B-3 was the construction and operation of a municipal waste transfer station in Columbia County, New York.  In September 2002, the Trust sold its interests in PILP and B-3 to EAC for $1.2 million in cash and $5 million of promissory notes. The notes bore interest at a rate of 10% per annum, and were to be repaid over a 17-year term. The notes were collateralized solely by the assets of the projects and were without recourse to EAC. On October 31, 2007, the Trust’s notes receivable were fully repaid in advance of their due dates. The amount received, including prepayment penalties, totaled $5 million.

Significant Customers and Supplier

During 2007, the Trust did not record any operating revenues and did not purchase any natural gas. During 2006, the Trust’s only customer, PG&E, accounted for 100% of total revenues, and in 2006 the Trust purchased 100% of its natural gas from Coral.

Competition

Monterey is currently bound under a long-term sale contract. Based on this, the Trust does not generally face direct competition in the sale of the electricity it generates.

Government Incentives and Regulation

Projects of the Trust have been subject to energy and environmental laws and regulations at the federal, state and local levels in connection with development, ownership, operation, geographical location, zoning and land use of a project and emissions and other substances produced by a project. These energy and environmental laws and regulations generally require that a wide variety of permits and other approvals be obtained before the commencement of construction or operation of an energy-producing facility and that the facility then operates in compliance with such permits and approvals. Monterey also operates under a Qualifying Facility Certification issued by the Federal Energy Regulatory Commission. The Trust considers these regulations to be routine and does not consider the cost of compliance to be material.

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

The Trust’s interest in projects is illiquid. The Managing Shareholder has full discretion to determine whether any project, or any partial interest, should be sold and the terms and conditions under which such project would be sold. Consequently, subject to shareholder approvals as detailed in the Declaration of Trust, shareholders will depend on the Managing Shareholder for the decision to sell all or a portion of an asset, or retain it, for the benefit of the shareholders and for negotiating and completing the sale transaction.

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

The Managing Shareholder is entitled to receive an annual management fee from the Trust regardless of whether the Trust is profitable in that year. The annual fee, payable monthly, is equal to 1.5% of the Trust's net asset value. In addition to its annual management fee, the Managing Shareholder, as compensation for its management services, will receive 20% of the Trust’s cash distributions to shareholders upon the shareholders having received a certain minimum level of distributions as set out in the Declaration of Trust, even though the Managing Shareholder has not contributed any cash to the Trust. Accordingly, shareholders contribute all of the cash utilized for the Trust’s investments and activities. If the Trust’s projects are unsuccessful, the shareholders may lose 100% of their investment while the Managing Shareholder will not suffer any investment losses because it did not contribute any capital. None of the compensation to be received by the Managing Shareholder has been derived as a result of arm’s length negotiations.

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

ITEM 3.  LEGAL PROCEEDINGS

As discussed in Item 1. “Business” under the heading “Monterey” for the first 15 years of operation, PG&E “dispatched” the Monterey facility to produce and deliver electricity up to its contract capacity on a 13 hour per day, five day per week basis.  However, on December 1, 2005, PG&E dispatched Monterey on a 24 hour per day, seven day per week basis for an indefinite period, effective January 1, 2006.  Monterey advised PG&E that its 24 by 7 dispatch order was a breach of the parties’ power purchase agreement.  Management of Monterey was also concerned that if Monterey continued to produce and supply power consistent with the parties’ prior course of performance, PG&E would refuse to pay.  Accordingly, Monterey demanded that PG&E provide adequate assurances that it would continue to pay Monterey for its capacity and its electricity produced and delivered in accordance with the parties’ longstanding 13 by 5 operations.  PG&E did not provide such assurances.  In the absence of such assurances, Monterey suspended operations on January 9, 2006.  Monterey filed a Complaint against PG&E in the San Francisco Superior Court on May 16, 2006 (the “Monterey Complaint”).  The Monterey Complaint seeks damages for breach of contract, damages for PG&E’s breach of the implied covenant of good faith and fair dealing, and a claim for declaratory relief against PG&E, seeking a judicial determination that PG&E’s conduct materially breached the parties’ agreement and justified Monterey’s suspension of performance.  Monterey is seeking damages against PG&E estimated at approximately $5 million.

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

 The claims made by PG&E have been made solely against Monterey and do not involve any claims against the Trust. A trial date for both of the above litigation matters has been set for September 15, 2008.

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

Holders

As of January 31, 2008, there were 534 holders of Investor Shares.

Dividends

There were no dividends or other distributions made by the Trust for the years ended December 31, 2007 and 2006.

ITEM 6.  SELECTED FINANCIAL DATA

Not required.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Trust’s Consolidated Financial Statements and Notes which appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. The Trust’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

The Trust is a Delaware trust formed on November 20, 1992 primarily to make investments in projects and businesses in the energy and infrastructure sectors. RRP, a New Jersey limited liability company, is the Managing Shareholder. As the Managing Shareholder, RRP has direct and exclusive control over the management and operations of the Trust.

The Trust has focused primarily on small-scale electricity generation projects. These projects allow the Trust to develop secure long-term positions in attractive specialty markets for products and services provided by its projects and companies. As of December 31, 2007, the Trust had one non-operating investment, located in California and 100% owned by the Trust.  This investment is a 5.5 megawatt cogeneration project which suspended operations in January 2006 due to a contract dispute with its only customer. See Item. 3 “Legal Proceedings” for further discussion.  Additionally, the Trust had long-term notes receivable, which were paid in full, in advance of their due dates, on October 31, 2007.  The proceeds are currently held as cash and cash equivalents.

Since the closing of the Monterey facility in January 2006, the Trust has not had any operating revenues, though it continued to have contractual obligations through August 2006 related to the gas purchase agreement with Coral and ongoing lease and maintenance expenses. Upon the repayment of the Trust’s long term receivable in October 2007, the Trust no longer had any income producing assets and may not in the future, subject to the resolution of litigation relating to the Monterey facility. Monterey remains closed as of the date of this filing.

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

Plant and Equipment

Plant and equipment, consisting principally of a power generating facility has been fully impaired. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures are expensed as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets. The difference, if any, between the net asset value and any proceeds from such retirement or disposal is recorded as a gain or loss in the consolidated statement of operations.

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

Management Fee

The Trust is charged management fees from its Managing Shareholder. Unpaid management fees accrue interest at 10% per annum. The Managing Shareholder has periodically waived its right to receive a portion of the fees and related interest, as well as various professional service fee reimbursements. Any waived management fees, interest or reimbursements are deemed capital contributions at the time of waiver. The shareholders of the Trust other than the Managing Shareholder are allocated 99% of each contribution and the Managing Shareholder is allocated 1% so that the amount of the contribution allocated offsets the allocation of the recorded expense.

Gas Contract

In August 2001, Monterey entered into an agreement to purchase natural gas, at fixed prices, over a five-year term in connection with entering into an amendment fixing the sales price of electric power sales contracts for a similar term. The contract was entered into in order to minimize the impact of fluctuating energy prices. The Trust determined that the contract was a derivative as defined under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The Trust designated the derivative as a non-hedge instrument. Accordingly, the value of the contract based on the differences between contract prices and market value prices was recognized as an asset or a liability in the consolidated balance sheet. Changes in the carrying value of the contract were reflected as a component of cost of revenues in the consolidated statement of operations. During the third quarter of 2006, the Trust completed its contractual agreement to resell the purchased gas back to Monterey’s gas supplier and therefore, there is no longer any value recorded on the consolidated balance sheets associated with this contract.

Notes Receivable

Recovery of interest and principal under the promissory notes issued in connection with the sale of the Trust’s interest in PILP and B-3 were dependent upon the operations of the partnership investment transferred. Consequently, the Trust deferred its gain on the sale of its ownership interest until the carrying value of the investments was fully recovered. The cash proceeds received for the interest and principal were recorded as a reduction of the Trust’s investment in the partnership transferred under contractual agreement through June 30, 2005.  Subsequent payments were recorded as a component of other income. The note payments remained current until they were paid in full, in advance of their due dates, on October 31, 2007.

Income Taxes

No provision is made for income taxes in the Trust’s consolidated financial statements as the income or losses of the Trust are passed through and included in the income tax returns of the individual shareholders of the Trust. Effective January 1, 2007, the Trust adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) with no impact on its consolidated financial statements. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Results of Operations

There were no revenues for the year ended December 31, 2007 compared to $0.1 million for the same period in 2006 due to the shutdown of Monterey’s operations, which occurred in January 2006. The 2006 revenues were derived from the Monterey facility prior to its closure.

Cost of revenues decreased $0.7 million, or 67.5%, from $1 million in 2006 to $0.3 million in 2007. The cost of revenues in 2006 was primarily due to decreased natural gas prices and their impact on Monterey’s gas contract, which expired in August 2006. Cost of revenues in 2007 primarily included certain fixed expenses and maintenance of the Monterey operations.

Gross loss decreased approximately $0.7 million to a gross loss of $0.3 million for the year ended December 31, 2007, as compared to $1 million for the same period in 2006. This decrease was primarily due to the 2007 period not having the gas contract, which expired in August 2006.

General and administrative expenses increased $0.6 million to $0.8 million for the year ended December 31, 2007, as compared to $0.2 million for the same period in 2006. This was primarily due to increased professional fees related to the Monterey litigation.

During the first quarter of 2006, the Trust recorded a $2.8 million impairment of its plant, equipment and intangible assets, due to the shutdown of Monterey’s operations.

Gain on sale of investment increased $4.9 million, to $5.6 million for the year ended December 31, 2007, as compared to $0.7 million for the same period in 2006. This increase was due to the collection of the Trust’s notes receivable, which were paid in full in October 2007.

Liquidity and Capital Resources

At December 31, 2007, the Trust had cash and cash equivalents of $5.3 million, an increase of $4.9 million from December 31, 2006. The cash flows for 2007 consisted of $4.9 million provided by operating activities. There were no cash flows from either investing or financing activities in 2007 and 2006.

In 2007, the Trust’s operating activities generated cash of $4.9 million as compared to $0.2 million in 2006. The increase of $4.7 million was primarily due to collections of the Trust’s notes receivable.

Future Liquidity and Capital Resource Requirements

The Trust believes sufficient cash and cash equivalents are available to provide working capital and fund capital expenditures for the next 12 months.

Off-Balance Sheet Arrangements

None.

Contractual Obligations and Commitments

At December 31, 2007, the Trust’s contractual obligations are as follows (in thousands):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Ground lease *	$164	$12	$24	$24	$104

*         Excludes payments in lieu of delivered steam.

In connection with the ground lease, Monterey has not delivered by-product steam since it was shut down in January 2006. As a result, it may be subject to penalties from the lessor. As of the date of this filing, no claims have been asserted by the lessor.

Recent Accounting Pronouncements

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 will become effective for the Trust beginning January 1, 2008. In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities for the Trust until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Trust is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

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

Not required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Trust, including the notes thereto and the report thereon, are presented beginning at page F-1 of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation of the Trust’s management, including its Chief Executive Officer and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K.

The Trust previously reported the following material weaknesses:

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

During the fourth quarter of 2007, the Trust expanded its disclosure controls and procedures. The Trust documented many of its existing informal procedures, established a compliance-focused disclosure committee, formalized monthly closing procedures and implemented a corporate whistleblower policy. Management of the Trust believes that it has corrected the weakness regarding inadequate record retention and believes that these improvements in disclosure controls and procedures, coupled with those implemented earlier in 2007, when fully operational, will correct the remainder of the previously reported weaknesses in its disclosure controls and procedures.

As of December 31, 2007, the Trust was still delinquent in its filings with the SEC. As a result, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Trust’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

The Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Trust’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Trust, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2007.  In making this assessment, management of the Trust used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

While no material weaknesses were noted during their assessment using those criteria, it was noted that many of the Trust’s current disclosure procedures and controls were only recently put into place and were not operational during the entire year. Based on this, the Trust has not sufficiently demonstrated compliance with its procedures related to internal control over financial reporting. Accordingly, management of the Trust concluded that as of December 31, 2007, the Trust’s internal control over financial reporting was not effective. To mitigate the impact of this lack of effective internal control over financial reporting, the Trust’s Chief Executive Officer and Chief Financial Officer expanded their review of the disclosures contained in this Form 10-K by reviewing additional supporting materials and conducting interviews of management.

This Annual Report on Form 10-K does not include an attestation report of the Trust’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Trust’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Trust to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act, as amended) that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Trust’s Managing Shareholder, RRP, was originally founded in 1991. The Managing Shareholder has very broad authority, including the authority to elect executive officers of the Trust.

Each of the executive officers of the Trust also serves as an executive officer of the Managing Shareholder. The executive officers of the Trust are as follows:

Name, Age and Position with Registrant	Officer Since
Randall D. Holmes, 60
President and Chief Executive Officer	2004
Robert E. Swanson, 60
Chairman	1997
Jeffrey H. Strasberg, 50
Executive Vice President and Chief Financial Officer	2007
Daniel V. Gulino, 47
Senior Vice President, General Counsel and Secretary	2000

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

Jeffrey H. Strasberg has served as Executive Vice President and Chief Financial Officer of the Trust, the Managing Shareholder and affiliated Power Trusts and LLCs since May 2007. Mr. Strasberg also serves as Senior Vice President and Chief Financial Officer of Ridgewood Capital and affiliated LLCs and Ridgewood Securities and has done so since April 2005. Mr. Strasberg joined Ridgewood Capital in 1998 where his initial responsibilities were to serve as interim Chief Financial Officer of various portfolio companies in which Ridgewood Capital Trusts had interests. Mr. Strasberg is a Certified Public Accountant and a graduate of the University of Florida.

Daniel V. Gulino has served as Senior Vice President and General Counsel of the Trust, the Managing Shareholder and affiliated Power Trusts and LLCs since 2000 and was appointed Secretary in February 2007. Mr. Gulino also serves as Senior Vice President and General Counsel of Ridgewood Energy, Ridgewood Capital, Ridgewood Securities and affiliated Trusts and LLCs and has done so since 2000. Mr. Gulino is a member of the New Jersey State and Pennsylvania State Bars. He is a graduate of Fairleigh Dickinson University and Rutgers University School of Law.

Board of Directors and Board Committees

The Trust does not have its own board of directors or any board committees. The Trust relies upon the Managing Shareholder to perform the function that a board of directors or its committees would otherwise perform. Officers of the Trust are not directly compensated by the Trust, and all compensation matters are addressed by the Managing Shareholder, as described in Item 11. “Executive Compensation”. Because the Trust does not maintain a board of directors and because officers of the Trust are compensated by the Managing Shareholder, the Managing Shareholder believes that it is appropriate for the Trust not to have a nominating or compensation committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Trust’s executive officers and directors, and persons who own more than 10% of a registered class of the Trust’s equity securities, to file reports of ownership and changes in ownership with the SEC. Based on a review of the copies of reports furnished or otherwise available to the Trust, the Trust believes that the filing requirements were not met by Robert E. Swanson during the year ended December 31, 2007, as he failed to timely file a Form 4. This report has since been filed with the SEC.

Code of Ethics

In March 2004, the Managing Shareholder, for itself and for the Trust and its affiliates, adopted a Code of Ethics applicable to the principal executive officer, principal financial officer, principal accounting officer or controller (or any persons performing similar functions) of each such entity. A copy of the Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-K.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Trust’s Investor Shares as of December 31, 2007 (no person owns more than 5%) by:

•	each executive officer of the Trust (there are no directors); and
•	all of the executive officers of the Trust as a group.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all Investor Shares shown as beneficially owned by them. Percentage of beneficial ownership is based on 235.3775 Investor Shares outstanding at December 31, 2007. Other than as set forth below, no officer of the Trust owns any shares of the Trust.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Trust's Management Agreement, the Managing Shareholder provides certain management, administrative and advisory services, and office space to the Trust. In return, the Trust is obligated to pay the Managing Shareholder an annual management fee equal to 1.5% of the Trust’s prior year net asset value, which equaled approximately $8,000 for the year ended December 31, 2007, as compensation for such services. The management fee is to be paid in monthly installments and, to the extent that the Trust does not pay the management fee on a timely basis, the Trust accrues interest at an annual rate of 10% on the unpaid balance.

For the year ended December 31, 2007, the Trust did not make any management fee payments to the Managing Shareholder. During 2007, the Managing Shareholder forgave approximately $8,000 of unpaid accrued management fees. In the fourth quarter of 2007, the Managing Shareholder waived its right to reimbursement of $75,000 relating to professional service fees of the Trust. Any waivers, or forgiveness, by the Managing Shareholder are recorded by the Trust as a deemed capital contribution. The shareholders of the Trust other than the Managing Shareholder were allocated 99% of each contribution and the Managing Shareholder was allocated 1% so that the amount of the contribution allocated offsets the allocation of the recorded expense.

Under the Management Agreement with the Managing Shareholder, RPM provides management, purchasing, engineering, planning and administrative services to the projects operated by the Trust. RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. For the year ended December 31, 2007, RPM charged the projects approximately $139,000 for overhead items allocated in proportion to the amount invested in projects managed. In addition, for the year ended December 31, 2007, RPM charged the projects approximately $1,010,000 for direct expenses incurred during 2007.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Trust other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders have received distributions in that year equal to 14% per annum of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders other than the Managing Shareholder, have received cumulative distributions equal to their original investment ("Payout"). After Payout, the Managing Shareholder is entitled to receive 20% of all remaining distributions of the Trust. There were no distributions made to the Managing Shareholder for the year ended December 31, 2007. The Trust has not yet reached Payout.

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

Under the terms of the Declaration of Trust, if the Adjusted Capital Account (as defined in the Declaration of Trust) of a shareholder other than the Managing Shareholder would become negative using General Allocations (as defined in the Declaration of Trust), losses and expenses will be allocated to the Managing Shareholder. Should the Managing Shareholder's Adjusted Capital Account become negative and items of income or gain occur, then such items of income or gain will be allocated entirely to the Managing Shareholder until such time as the Managing Shareholder's Adjusted Capital Account becomes positive. This mechanism does not change the allocation of cash, as discussed above.

On June 26, 2003, the Managing Shareholder, entered into a Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement, as amended, allows the Managing Shareholder to obtain loans and letters of credit of up to $6,000,000 for the benefit of the Trust and other trusts that it manages. As part of the agreement, the Trust agreed to limitations on its ability to incur indebtedness, liens and to provide guarantees. In 2007, the Managing Shareholder and Wachovia Bank agreed to extend the Managing Shareholder’s line of credit through May 31, 2008.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees and services rendered by Grant Thornton LLP, the Trust’s principal accountant, for the years ended December 31, 2007 and 2006 (in thousands).

	2007	2006
Audit fees	$244	$157
Tax fees[1]	14	18
Total	$258	$175

[1]	Tax fees consisted principally of tax compliance, planning and advisory services as well as tax examination services.

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
Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 4 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on November 17, 1993, SEC File No. 000-21034).

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

14		Code of Ethics, adopted on March 1, 2004 (incorporated by reference to the Annual Report on Form 10-K filed by The Ridgewood Power Growth Fund with the SEC on March 1, 2006).

21		Subsidiaries of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on January 25, 2008).

31.1	*	Certification of Randall D. Holmes, Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	*	Certification of Jeffrey H. Strasberg, Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

32	*
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

RIDGEWOOD ELECTRIC POWER TRUST II

Date: March 14, 2008	By:	/s/ Randall D. Holmes
Randall D. Holmes
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Randall D. Holmes	Chief Executive Officer	March 14, 2008
Randall D. Holmes	(Principal Executive Officer)

/s/ Jeffrey H. Strasberg	Executive Vice President and Chief Financial Officer	March 14, 2008
Jeffrey H. Strasberg	(Principal Financial and Accounting Officer)

RIDGEWOOD RENEWABLE POWER LLC
(Managing Shareholder)

By: /s/ Randall D. Holmes	Chief Executive Officer of Managing Shareholder	March 14, 2008
Randall D. Holmes

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Managing Shareholder and Shareholders
Ridgewood Electric Power Trust II

We have audited the accompanying consolidated balance sheets of Ridgewood Electric Power Trust II (a Delaware trust) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Trust’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust II as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, as of January 9, 2006, the Trust no longer has any income producing assets in operation, and may not in the future.

/s/ GRANT THORNTON LLP
Edison, New Jersey
March 14, 2008

RIDGEWOOD ELECTRIC POWER TRUST II
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$5,250	$395
Accounts receivable	-	118
Due from affiliates	5	21
Other current assets	31	29
Total current assets	5,286	563

Total assets	$5,286	$563

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$169	$8

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (235.3775 Investor Shares issued and
outstanding)	5,267	751
Managing shareholder’s accumulated deficit
(1 management share issued and outstanding)	(150)	(196)
Total shareholders’ equity	5,117	555

Total liabilities and shareholders’ equity	$5,286	$563

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2007	2006

Revenues	$-	$91

Cost of revenues	341	1,049

Gross loss	(341)	(958)

Operating expenses:
General and administrative expenses	808	184
Impairment of plant, equipment and intangibles	-	2,830
Management fee to Managing Shareholder	8	58
Total operating expenses	816	3,072

Loss from operations	(1,157)	(4,030)

Other income (expense):
Interest income	37	-
Interest expense	-	(2)
Gain on sale of investment	5,598	668
Total other income, net	5,635	666

Net income (loss)	$4,478	$(3,364)

Managing Shareholder - Net income (loss)	$45	$(34)
Shareholders - Net income (loss)	4,433	(3,330)
Net income (loss) per Investor Share	18,833	(14,149)

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2007 AND 2006
(in thousands)

	Shareholders' Equity	Managing Shareholder (Deficit)	Total Shareholders' Equity

Balance at December 31, 2005	$4,040	$(162)	$3,878
Net loss	(3,330)	(34)	(3,364)
Capital contribution	41	-	41
Balance at December 31, 2006	751	(196)	555

Net income	4,433	45	4,478
Capital contribution	83	1	84
Balance at December 31, 2007	$5,267	$(150)	$5,117

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$4,478	$(3,364)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Impairment of investment	-	2,830
Gas forward contract	-	898
Forgiveness of professional and management fees and related interest	84	41
Change in operating assets and liabilities:
Accounts receivable	118	301
Other current assets	(2)	10
Accounts payable and accrued expenses	161	(143)
Due to/from affiliates, net	16	(374)
Total adjustments	377	3,563
Net cash provided by operating activities	4,855	199

Cash and cash equivalents, beginning of year	395	196
Cash and cash equivalents, end of year	$5,250	$395

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

1.     DESCRIPTION OF BUSINESS

Ridgewood Electric Power Trust II (the “Trust”) is a Delaware trust formed on November 20, 1992. The Trust began offering shares in 1993 and concluded its offering in 1994. The objective of the Trust is to provide benefits to its shareholders through a combination of distributions of operating cash flow and capital appreciation. The Managing Shareholder of the Trust is Ridgewood Renewable Power LLC (“RRP” or the “Managing Shareholder”). The Trust has been organized to invest primarily in independent power generation facilities located in the US. The projects owned by the Trust have characteristics that qualify the projects for government incentives.

As of December 31, 2007 and 2006, the Trust had one non-operating investment, located in California and 100% owned by the Trust (“Monterey”). The investment is a 5.5 megawatt (“MW”) cogeneration project which suspended operations in January 2006 due to a contract dispute with its customer (see Note 6). Since the closing of the Monterey facility in January 2006, the Trust has not had any operating revenues, though it continued to have contractual obligations through August 2006 related to its gas purchase agreement with Coral Energy Services, Inc. (“Coral”), and on-going ground lease and maintenance expenses. During the first quarter of 2006, the Trust recorded an asset impairment of Monterey’s net book value of its plant, equipment and intangibles (see Note 3). The Monterey project remains closed as of the date of this filing.

The Trust had long-term notes receivable, which were paid in full, in advance of their due dates, on October 31, 2007. Upon the repayment of the Trust’s long-term receivables in October 2007, the Trust no longer had any income producing assets and may not in the future, subject to the resolution of litigation relating to the Monterey facility.

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

b) Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires the Trust to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Trust evaluates its estimates, including accounts receivable, investments, recoverable value of plant and equipment, intangibles and recordable liabilities for litigation and other contingencies. The Trust basis its estimates on historical experience, current and expected conditions and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

d) Cash and Cash Equivalents

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. Cash balances with banks as of December 31, 2007 and 2006 exceed insured limits by $5,150 and $295, respectively.

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

f) Plant and Equipment

Plant and equipment, which consists of equipment, leasehold improvements, and building, have been fully impaired. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures are expensed as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets. The difference, if any, between the net asset value and any proceeds from such retirement or disposal is recorded as a gain or loss in the consolidated statement of operations.

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

h) Fair Value of Financial Instruments

At December 31, 2007 and 2006, the carrying value of the Trust’s cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair value.

i) Gas Contract

In August 2001, Monterey entered into an agreement to purchase natural gas, at fixed prices, over a five-year term in connection with entering into an amendment fixing the sales price of electric power sales contracts for a similar term. This contract was entered into in order to minimize the impact of fluctuating energy prices. The Trust determined that this contract was a derivative as defined under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The Trust designated the derivative as a non-hedge instrument. Accordingly, the value of the contract based on the differences between contract prices and market value prices was recognized as an asset or a liability in the consolidated balance sheet. Changes in the carrying value of the contract were reflected as a component of cost of revenues in the consolidated statements of operations. During the third quarter of 2006, the Trust completed its contractual agreement to resell the purchased gas back to Monterey’s gas supplier and therefore, there is no longer any value recorded on the consolidated balance sheets associated with this contract.

During the year ended December 31, 2006, the Trust recorded a loss, as a component of cost of revenues, from changes in the value of its gas supply contract of $554. There was no gain or loss recorded during the year ended December 31, 2007, as the contract had expired in the prior year.

j) Notes Receivable

Recovery of interest and principal under the promissory notes issued in connection with the sale of the Trust’s interest in Pittsfield Investors Limited Partnership (“PILP”) and B-3 Limited Partnership (“B-3”) were dependent upon the operations of the partnership investment transferred. Consequently, the Trust deferred its gain on the sale of its ownership interest until the carrying value of the investments was fully recovered. The cash proceeds received for the interest and principal were recorded as a reduction of the Trust’s investment in the partnership transferred under contractual agreement through June 30, 2005.  Subsequent payments were recorded as a component of other income. The note payments remained current until the notes were paid in full, in advance of their due dates, on October 31, 2007.

k) Comprehensive Income (Loss)

The Trust’s comprehensive income (loss) consists only of net income (loss).

RIDGEWOOD ELECTRIC POWER TRUST II
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

l) Significant Customer and Supplier

During 2007, the Trust did not record any operating revenues and did not purchase any natural gas. During 2006, the Trust’s only customer accounted for 100% of total revenues, and in 2006 the Trust purchased 100% of its gas from one supplier.

m) Income Taxes

No provision is made for income taxes in the Trust’s consolidated financial statements as the income or losses of the Trust are passed through and included in the income tax returns of the individual shareholders of the Trust. Effective January 1, 2007, the Trust adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) with no impact on its consolidated financial statements. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

n) Recent Accounting Pronouncements

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 will become effective for the Trust beginning January 1, 2008. In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities for the Trust until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Trust is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

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

3.     PROJECTS AND IMPAIRMENT OF LONG-LIVED ASSETS

Sunnyside Cogeneration Partners, L.P.

In January 1995, the Trust acquired 100% of the existing partnership interests of Sunnyside Cogeneration Partners, L.P., which owns and operates Monterey, a 5.5MW electric cogeneration facility, located in Monterey County, California. The aggregate purchase price was $5,198, including transaction costs. Electricity is sold to PG&E under a long term contract expiring in 2020.

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

RIDGEWOOD ELECTRIC POWER TRUST II
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Monterey received notice on December 1, 2005 from PG&E directing Monterey to increase its operations from 13 hours, 5 days a week to 24 hours, 7 days a week. However, PG&E had been operating or "dispatching" Monterey on a 13 by 5 basis for over 15 years.  Monterey determined that it could not operate profitably on such a 24 by 7 schedule and was concerned that if it only operated on a 13 by 5 basis, PG&E might refuse to pay for delivered electricity. Monterey requested from PG&E to limit its operations to the 13 by 5 basis, but this request was denied. As a result, effective January 9, 2006, Monterey ceased its operations. Monterey and PG&E have filed lawsuits against the other for breach of contract. The Monterey project remains closed as of the date of this filing.  Additionally, as a result of the shutdown, the project has not delivered by-product steam since it was shutdown. As a result, it may be subject to penalties from the lessor. Since the closing of the Monterey facility, the Trust has not had any operating revenues, though it continued to have contractual obligations through August 2006 related to its gas purchase agreement with Coral and on-going ground lease and maintenance expenses. During the first quarter of 2006, the Trust recorded an asset impairment of Monterey’s net book value of its plant, equipment and intangibles of $1,132 and $1,698, respectively.

B-3 Limited Partnership and Pittsfield Investor Limited Partnership

In January 1994, the Trust made an equity investment of $2,300 in PILP, which was formed to acquire a waste-to-energy project designed and built to burn municipal solid waste supplied by the City of Pittsfield, Massachusetts, surrounding communities and other waste providers as well as to supply steam to a nearby paper mill. The PILP project originally began operating in 1981 and was operated and co-owned with the Trust by subsidiaries of Energy Answers Corporation (“EAC”). The Trust made an additional investment with affiliates of EAC in August 1994 when it purchased an interest in B-3 for $3,975.  The business of B-3 was the construction and operation of a municipal waste transfer station in Columbia County, New York.  In September 2002, the Trust sold its interests in PILP and B-3 to EAC for $1,200 in cash and $5,000 of promissory notes. The notes bore interest at a rate of 10% per annum, and were to be paid over a 17-year term. The notes were collateralized solely by the assets of the projects and were without recourse to EAC.

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

4.     PLANT AND EQUIPMENT

As a result of Monterey operations being suspended in January 2006, the Trust recorded an asset impairment for its remaining net book value of plant and equipment of $1,132. For the years ended December 31, 2007 and 2006, no depreciation expense was recorded.

5.     INTANGIBLES

A portion of the purchase price of Monterey was assigned to an electric power sales contract and was being amortized over the life of the contract on a straight-line basis As a result of Monterey operations being suspended in January 2006, the Trust recorded an asset impairment for the remaining net book value of its intangibles of $1,698. At December 31, 2007 and 2006, the Trust had no intangible assets. During 2007 and 2006, there was no amortization expense recorded.

6.     COMMITMENTS AND CONTINGENCIES

Monterey has a non-cancelable operating lease which expires in May 2021. Future minimum lease payments as of December 31, 2007 are approximately $12 per annum along with the delivery of by-product steam.  In connection with this lease, Monterey has not delivered by-product steam since it was shut down in January 2006. As a result, Monterey may be subject to penalties by the lessor.  No claims have been asserted by the lessor as of March 14, 2008. Rent expense for the years ended December 31, 2007 and 2006 was $12 for both periods, which is included in cost of revenues.

Monterey received notice on December 1, 2005 from PG&E directing Monterey to increase its operations from 13 hours, 5 days a week to 24 hours, 7 days a week. However, PG&E had been operating or "dispatching" Monterey on a 13 by 5 basis for over 15 years.  Monterey determined that it could not operate profitably on such a 24 by 7 schedule and was concerned that if it only operated on a 13 by 5 basis, PG&E might refuse to pay for delivered electricity. Monterey requested from PG&E to limit its operations to the 13 by 5 basis, but this request was denied. As a result, effective January 9, 2006, Monterey ceased its operations. Monterey and PG&E have filed lawsuits against the other for breach of contract. The Monterey project remains closed as of the date of this filing.  Additionally, as a result of the shutdown, the project has not delivered by-product steam since it was shutdown in January 2006. As a result, it may be subject to penalties from the lessor. Since the closing of the Monterey facility, the Trust has not had any operating revenues, though it continued to have contractual obligations through August 2006 related to its gas purchase agreement with Coral and on-going ground lease expenses. Monterey filed a Complaint against PG&E in the San Francisco Superior Court on May 16, 2006 (the “Monterey Complaint”).  The Monterey Complaint seeks damages for breach of contract, damages for PG&E’s breach of the implied covenant of good faith and fair dealing, and a claim for declaratory relief against PG&E, seeking a judicial determination that PG&E’s conduct materially breached the parties’ agreement and justified Monterey’s suspension of performance. Monterey is seeking damages against PG&E estimated at approximately $5,000.

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

The claims made by PG&E have been made solely against Monterey and do not involve any claims against the Trust. A trial date for both of the above litigation matters has been set for September 15, 2008.

The following table provides the contractual obligations and commitments of the Trust for the future minimum payments of its ground lease as of December 31, 2007, excluding payments in lieu of delivered steam.

Years Ended December 31,
2008	$12
2009	12
2010	12
2011	12
2012	12
Thereafter	104
Total	$164

On August 16, 2006, the Managing Shareholder of the Trust and affiliates of the Trust, filed lawsuits against the former independent registered public accounting firm for the Trust, Perelson Weiner, LLP (“Perelson Weiner”), in New Jersey Superior Court.  The suits alleged professional malpractice and breach of contract in connection with audit and accounting services performed by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust, and its affiliates alleging breach of contract due to unpaid invoices totaling $1,188. Discovery is ongoing and no trial date has been set. The costs and expenses of the litigation are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds, including the Trust.

The Trust is subject to legal proceedings involving ordinary and routine claims related to its business. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are disclosed if considered reasonably possible and accrued if considered probable after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Trust may be required to record additional litigation expense. While it is not possible to predict the outcome of the litigation discussed above with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Trust, based on its evaluation of matters which are pending or asserted, the Trust’s management believes the disposition of such matters will not have a material adverse effect on the Trust’s business or consolidated financial statements.

7.     TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Trust operates pursuant to the terms of a management agreement ("Management Agreement"). Under the terms of the Management Agreement, the Managing Shareholder provides certain management, administrative and advisory services, and office space to the Trust. In return, the Trust is obligated to pay the Managing Shareholder an annual management fee equal to 1.5% of the Trust’s prior year net asset value which equals $8 and $58 for the years ended December 31, 2007 and 2006, respectively, as compensation for such services. The management fee is to be paid in monthly installments and, to the extent that the Trust does not pay the management fee on a timely basis, the Trust accrues interest at an annual rate of 10% on the unpaid balance.

The Trust made no management fee payments to the Managing Shareholder in 2007. In 2006, the Trust made management fee payments to the Managing Shareholder of $19.  During 2007 and 2006, the Managing Shareholder forgave $8 and $39 of unpaid accrued management fees, respectively. In the fourth quarter of 2007, the Managing Shareholder waived its right to reimbursement of $75, relating to professional service fees of the Trust. Any waivers, or forgiveness, by the Managing Shareholder are recorded by the Trust as a deemed capital contribution. The shareholders of the Trust other than the Managing Shareholder were allocated 99% of each contribution and the Managing Shareholder was allocated 1% so that the amount of the contribution allocated offsets the allocation of the recorded expense.

RIDGEWOOD ELECTRIC POWER TRUST II
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

The Trust had no accrued interest expense relating to management fees in 2007. In 2006, the Trust accrued interest expense of $2 on accrued but unpaid management fees. The interest accrued has been waived by the Managing Shareholder and recorded as deemed a capital contribution in the period waived.

Under the Management Agreement with the Managing Shareholder, Ridgewood Power Management (“RPM”), an affiliate of the Managing Shareholder, provides management, purchasing, engineering, planning and administrative services to the projects operated by the Trust. RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. During the years ended December 31, 2007 and 2006, RPM charged the projects $139 and $128, respectively, for overhead items allocated in proportion to the amount invested in projects managed. In addition, for the years ended December 31, 2007 and 2006, RPM charged the projects $1,010, and $1,104, respectively, for direct expenses incurred. These charges may not be indicative of costs incurred if the Trust were not operated by RPM.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Trust other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders have received distributions in that year equal to 14% per annum of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders other than the Managing Shareholder, have received cumulative distributions equal to their original investment ("Payout"). After Payout, the Managing Shareholder is entitled to receive 20% of all remaining distributions of the Trust. There were no distributions to the Managing Shareholder during 2007 and 2006. The Trust has not yet reached Payout.

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

Under the terms of the Declaration of Trust, if the Adjusted Capital Account (as defined in the Declaration of Trust) of a shareholder other than the Managing Shareholder would become negative using General Allocations (as defined in the Declaration of Trust), losses and expenses will be allocated to the Managing Shareholder. Should the Managing Shareholder's Adjusted Capital Account become negative and items of income or gain occur, then such items of income or gain will be allocated entirely to the Managing Shareholder until such time as the Managing Shareholder's Adjusted Capital Account becomes positive. This mechanism does not change the allocation of cash, as discussed above.

The Managing Shareholder owns 1.45 investor shares. The Trust granted the Managing Shareholder a single Management Share representing the Managing Shareholder's management rights and rights to distributions of cash flow.

On June 26, 2003, the Managing Shareholder entered into a Revolving Credit and Security Agreement with Wachovia Bank, National Association.  The agreement, as amended, allows the Managing Shareholder to obtain loans and letters of credit of up to $6,000 for the benefit of the trusts and funds that it manages.  As part of the agreement, the Trust agreed to limitations on its ability to incur indebtedness and liens, and to provide guarantees.  In 2007, the Managing Shareholder and Wachovia Bank agreed to extend the Managing Shareholder’s line of credit through May 31, 2008.

In August 2003, the Trust obtained from its bank a standby letter of credit, in the amount of $504 to secure the gas purchases for Monterey.  In August of 2004, the supplier of natural gas to Monterey agreed to reduce the standby letter of credit to $230.  The standby letter of credit remained at $230 until it expired and was reduced to zero at August 31, 2006.

The Trust records short-term receivables from other affiliates in the ordinary course of business. The amounts receivable from the other affiliates do not bear interest.