Form 10-Q
period 2008-03-31
RIDGEWOOD ELECTRIC POWER TRUST II
filed 2008-05-06
CIK 895993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☐       Smaller reporting company   ☒
                                 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

As of March 31, 2008, there were 235.3775 Investor Shares outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST II
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,686	$5,250
Due from affiliates	4	5
Other current assets	20	31

Total assets	$4,710	$5,286

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$83	$169

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (235.3775 Investor Shares issued and
outstanding)	4,782	5,267
Managing shareholder’s accumulated deficit
(1 management share issued and outstanding)	(155)	(150)
Total shareholders’ equity	4,627	5,117

Total liabilities and shareholders’ equity	$4,710	$5,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007

Cost of revenues	$72	$92

Gross loss	(72)	(92)

Operating expenses:
General and administrative expenses	433	104
Management fee to Managing Shareholder	19	2
Total operating expenses	452	106

Loss from operations	(524)	(198)

Other income:
Interest income	34	-
Gain on sale of investment	-	167
Total other income	34	167

Net loss	$(490)	$(31)

Managing Shareholder - Net loss	$(5)	$(1)
Shareholders - Net loss	(485)	(30)
Net loss per Investor Share	(2,061)	(127)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2008	2007

Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(564)	$40

Cash and cash equivalents, beginning of period	5,250	395
Cash and cash equivalents, end of period	$4,686	$435

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules. These condensed consolidated financial statements should be read in conjunction with the Ridgewood Electric Power Trust II (the “Trust”) Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 14, 2008 (the “2007 Form 10-K”). No significant changes have been made to the Trust’s accounting policies and estimates disclosed in its 2007 Form 10-K.

In the opinion of management, the condensed consolidated financial statements as of March 31, 2008, and for the three months ended March 31, 2008 and 2007, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year or any other period.

2.   DESCRIPTION OF BUSINESS

The Trust is a Delaware trust formed in November 1992. The Trust began offering shares in January 1993 and concluded its offering in January 1994. The objective of the Trust is to provide benefits to its shareholders through a combination of distributions of operating cash flow and capital appreciation. The Managing Shareholder of the Trust is Ridgewood Renewable Power LLC (“RRP” or the “Managing Shareholder”). The Trust was organized to invest primarily in independent power generation facilities located in the US.

The Trust’s accompanying condensed consolidated financial statements include the accounts of the Trust and its wholly-owned subsidiary (“Monterey”). The investment is a 5.5 megawatt (“MW”) cogeneration project located in California which suspended operations in January 2006 due to a contract dispute with its customer. Since the closing of the Monterey facility in January 2006, the Trust has not had any operating revenues, though it continued to have certain expenses relating to its idle facility. The Monterey project remains closed as of the date of this filing.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities for the Trust until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Trust adopted SFAS 157 for financial assets and financial liabilities effective January 1, 2008, with no material impact on its condensed consolidated financial statements.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Trust adopted SFAS 159 effective January 1, 2008, with no material impact on its condensed consolidated financial statements.

4.   COMMITMENTS AND CONTINGENCIES

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

On May 14, 2007, PG&E filed a Complaint in San Francisco Superior Court against Monterey (the “PG&E Complaint”).  The PG&E Complaint arises out of the same transactions and occurrences that gave rise to the Monterey Complaint against PG&E.  PG&E asserted claims for compensatory damages for breach of contract and breach of the implied covenant of good faith and fair dealing as well as “restitution” of capacity payments made to Monterey on a theory of unjust enrichment, and declaratory relief for repayment of capacity payments made to the Monterey. PG&E was seeking restitution damages against Monterey estimated at approximately $4,800.

The claims made by PG&E have been made solely against Monterey and do not involve any claims against the Trust. In March 2008, Monterey and PG&E reached a tentative settlement of all claims against each other. The Managing Shareholder cannot project the timing of this settlement, or if such a settlement will occur because, among other things, such settlement is subject to regulatory approvals.

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

The Trust is subject to legal proceedings involving ordinary and routine claims related to its business. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are disclosed if considered reasonably possible and accrued if considered probable after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Trust may be required to record additional litigation expense. While it is not possible to predict the outcome of the litigation discussed above with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Trust, based on its evaluation of matters which are pending or asserted, the Trust’s management believes the disposition of such matters will not have a material adverse effect on the Trust’s business or its financial statements.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition as of March 31, 2008 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other supplemental information contained in this document.  Results of operations for the three months ended March 31, 2008 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other supplemental information included elsewhere in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Trust’s 2007 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s opinions and estimates as of the date they are made. Although management believes that the expectations reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include the outcome of the litigation described in Part II, Item 1. “Legal Proceedings” of this report, changes in political and economic conditions, federal or state regulatory structures, government mandates, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of generating plants, mechanical breakdowns, volatility in the price for electric energy, natural gas or renewable energy. Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Trust’s 2007 Form 10-K. The Trust undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Trust’s financial condition and operating results is based on its condensed consolidated financial statements.  The preparation of this Quarterly Report on Form 10-Q requires the Trust to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Trust’s condensed consolidated financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.  No material changes have been made to the Trust’s critical accounting policies and estimates disclosed in its 2007 Form 10-K.

Results of Operations and Changes in Financial Condition

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

Gross loss of $0.1 million in the first quarter of 2008 was comparable to the same period in 2007. Gross loss primarily represents expenses such as maintenance, rent and property taxes incurred even though the Monterey project was not in operation during both periods.

General and administrative expenses increased by $0.3 million to $0.4 million in the first quarter of 2008, as compared to $0.1 million for the same period in 2007. This was primarily due to an increase in professional fees.

The Trust recorded a gain on sale of investment of $0.2 million in the first quarter of 2007 due to collections of its notes receivable, which were paid in full in October 2007.

Total assets decreased by $0.6 million from $5.3 million at December 31, 2007 to $4.7 million at March 31, 2008, primarily due to a decrease in cash and cash equivalents used to fund operations with no income generated for the period. Total liabilities decreased by $0.1 million from $0.2 million at December 31, 2007 to $0.1 million at March 31, 2008 due to a decrease in accounts payable and accrued expenses.

Liquidity and Capital Resources

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

At March 31, 2008, the Trust had cash and cash equivalents of $4.7 million compared to $5.3 million at December 31, 2007, a decrease of $0.6 million. The cash flows for the three months ended March 31, 2008 represents $0.6 million used in operating activities.

Cash used in operating activities for the three months ended March 31, 2008 was $0.6 million compared to cash provided of $40,000 for the same period in 2007. The decrease in cash flow of $0.6 million was primarily due to an increase in loss from operations for the three months ended March 31, 2008 as a result of increased professional fees and gain on sale of investment relating to the collections of notes receivable in 2007.

There were no cash flows from either investing or financing activities for the three months ended March 31, 2008 and 2007.

Future Liquidity and Capital Resource Requirements

The Trust expects cash flow from operating activities to be minimal since the operations of Monterey has ceased. The Trust believes sufficient cash and cash equivalents are available to provide working capital and fund capital expenditures for the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments

There have been no material changes in the off-balance sheet arrangements and contractual obligations and commitments disclosed in the Trust's 2007 Form 10-K.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Trust’s Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Trust’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). A system of disclosure controls and procedures is designed to ensure that information required to be disclosed by a registrant in reports filed with the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.  This includes disclosure controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure. A review and evaluation of the effectiveness of these controls and procedures was done by the Trust’s Chief Executive Officer and Chief Financial Officer as of March 31, 2008.

 Based on such review and evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

On May 14, 2007, PG&E filed a Complaint in San Francisco Superior Court against Monterey (the “PG&E Complaint”).  The PG&E Complaint arises out of the same transactions and occurrences that gave rise to the Monterey Complaint against PG&E.  PG&E asserted claims for compensatory damages for breach of contract and breach of the implied covenant of good faith and fair dealing as well as “restitution” of capacity payments made to Monterey on a theory of unjust enrichment, and declaratory relief for repayment of capacity payments made to the Monterey. PG&E was seeking restitution damages against Monterey estimated at approximately $4.8 million.

The claims made by PG&E have been made solely against Monterey and do not involve any claims against the Trust. In March 2008, Monterey and PG&E reached a tentative settlement of all claims against each other. The Managing Shareholder cannot project the timing of this settlement, or if such a settlement will occur because, among other things, such settlement is subject to regulatory approvals.

On August 16, 2006, the Managing Shareholder of the Trust and affiliates of the Trust, filed lawsuits against the former independent registered public accounting firm for the Trust, Perelson Weiner, LLP (“Perelson Weiner”), in New Jersey Superior Court.  The suits alleged professional malpractice and breach of contract in connection with audit and accounting services performed by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust, and its affiliates alleging breach of contract due to unpaid invoices totaling $1.2 million. Discovery is ongoing and no trial date has been set. The costs and expenses of the litigation are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds, including the Trust.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in the Trust's 2007 Form 10-K.

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

RIDGEWOOD ELECTRIC POWER TRUST II

Date: May 6, 2008	By:	/s/ Randall D. Holmes
Randall D. Holmes
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2008	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)