Form 10-Q
period 2008-06-30
RIDGEWOOD ELECTRIC POWER TRUST II
filed 2008-08-11
CIK 895993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
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

Not Applicable
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

As of June 30, 2008, there were 235.3775 Investor Shares outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST II
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,464	$5,250
Due from affiliates	21	5
Other current assets	30	31

Total assets	$4,515	$5,286

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15	$169

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (235.3775 Investor Shares issued and
outstanding)	4,656	5,267
Managing shareholder’s accumulated deficit
(1 management share issued and outstanding)	(156)	(150)
Total shareholders’ equity	4,500	5,117

Total liabilities and shareholders’ equity	$4,515	$5,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007

Cost of revenues	$141	$161	$69	$69

Gross loss	(141)	(161)	(69)	(69)

Operating expenses:
General and administrative expenses	515	255	82	151
Management fee to Managing Shareholder	38	4	19	2
Total operating expenses	553	259	101	153

Loss from operations	(694)	(420)	(170)	(222)

Other income:
Interest income	51	-	17	-
Other income	26	-	26	-
Gain on sale of investment	-	334	-	167
Total other income	77	334	43	167

Net loss	$(617)	$(86)	$(127)	$(55)

Managing Shareholder - Net loss	$(6)	$(1)	$(1)	$-
Shareholders - Net loss	(611)	(85)	(126)	(55)
Net loss per Investor Share	(2,595)	(361)	(534)	(234)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2008	2007

Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(786)	$186

Cash and cash equivalents, beginning of period	5,250	395
Cash and cash equivalents, end of period	$4,464	$581

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

In the opinion of management, the condensed consolidated financial statements as of June 30, 2008, and for the six and three months ended June 30, 2008 and 2007, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the six and three months ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year or any other period.

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

The Trust’s accompanying condensed consolidated financial statements include the accounts of the Trust and its wholly-owned subsidiary - Monterey. The investment is a 5.5 megawatt (“MW”) cogeneration project located in California which suspended operations in January 2006 due to a contract dispute with its customer. Since the closing of the Monterey facility in January 2006, the Trust has not had any operating revenues, though it continues to have certain expenses relating to its idle facility. The Monterey project remains closed as of the date of this filing.

3.  RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities for the Trust until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Trust adopted SFAS 157 for financial assets and financial liabilities effective January 1, 2008, with no material impact on its condensed consolidated financial statements.  The Trust is currently evaluating the impact of adopting SFAS 157 for non-financial assets and non-financial liabilities on its condensed consolidated financial statements.

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

SFAS 162

               In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight
Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Trust is currently evaluating the impact of adopting SFAS 162 on its condensed consolidated financial statements

RIDGEWOOD ELECTRIC POWER TRUST II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The claims made by PG&E have been made solely against Monterey and do not involve any claims against the Trust. In March 2008, Monterey and PG&E reached a tentative settlement of all claims against each other. The Managing Shareholder cannot project the timing of this settlement, or if such a settlement will occur because, among other things, such settlement is subject to the approval of the California Public Utilities Commission; such approval was requested by PG&E in July 2008.

On August 16, 2006, the Managing Shareholder of the Trust and affiliates of the Trust filed lawsuits against the former independent registered public accounting firm for the Trust, Perelson Weiner, LLP (“Perelson Weiner”), in New Jersey Superior Court.  The suits alleged professional malpractice and breach of contract in connection with audit and accounting services performed by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust, and its affiliates alleging breach of contract due to unpaid invoices with a combined total of approximately $1,200. Discovery is ongoing and no trial date has been set. The costs and expenses of the litigation are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds, including the Trust.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition as of June 30, 2008 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other supplemental information contained in this document.  Results of operations for the six and three months ended June 30, 2008 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other supplemental information included elsewhere in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Trust’s 2007 Form 10-K.

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

Results of Operations and Changes in Financial Condition

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

Gross loss of approximately $0.1 million for the six months ended June 30, 2008 was comparable to the same period in 2007. Gross loss primarily represents expenses such as maintenance, rent and property taxes incurred even though the Monterey project was not in operation during both periods.

General and administrative expenses increased by approximately $0.2 million to $0.5 million for the six months ended June 30, 2008, as compared to $0.3 million for the same period in 2007. This was primarily due to an increase in professional fees.

The Trust recorded a gain on sale of investment of $0.3 million for the six months ended June 30, 2007 due to collections of its notes receivable, which were paid in full in October 2007.

Total assets decreased by $0.8 million from $5.3 million at December 31, 2007 to $4.5 million at June 30, 2008, primarily due to a decrease in cash and cash equivalents used to fund operations with no income generated for the period. Total liabilities decreased by $0.1 million from $0.2 million at December 31, 2007 to $15,000 at June 30, 2008 due to a decrease in accounts payable and accrued expenses.

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

Gross loss of $0.1 million for the three months ended June 30, 2008 was comparable to the same period in 2007. Gross loss primarily represents expenses such as maintenance, rent and property taxes incurred even though the Monterey project was not in operation during both periods.

General and administrative expenses decreased by $0.1 million to $0.1 million for the three months ended June 30, 2008, as compared to $0.2 million for the same period in 2007. This was primarily due to a decrease in professional fees.

The Trust recorded a gain on sale of investment of $0.2 million for the three months ended June 30, 2007 due to collections of its notes receivable, which were paid in full in October 2007.

Liquidity and Capital Resources

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

At June 30, 2008, the Trust had cash and cash equivalents of $4.5 million compared to $5.3 million at December 31, 2007, a decrease of $0.8 million. The cash flows for the six months ended June 30, 2008 represents $0.8 million used in operating activities.

Cash used in operating activities for the six months ended June 30, 2008 was $0.8 million compared to cash provided of $0.2 million for the same period in 2007. The decrease in cash flow of $1 million was primarily due to an increase in loss from operations for the six months ended June 30, 2008 as a result of increased professional fees, partially offset by a gain on sale of investment relating to the collections of notes receivable in 2007.

There were no cash flows from either investing or financing activities for the six months ended June 30, 2008 and 2007.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Trust’s Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Trust’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by a registrant in reports filed pursuant to the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

The claims made by PG&E have been made solely against Monterey and do not involve any claims against the Trust. In March 2008, Monterey and PG&E reached a tentative settlement of all claims against each other. The Managing Shareholder cannot project the timing of this settlement, or if such a settlement will occur because, among other things, such settlement is subject to the approval of the California Public Utilities Commission; such approval was requested by PG&E in July 2008.

On August 16, 2006, the Managing Shareholder of the Trust and affiliates of the Trust, filed lawsuits against the former independent registered public accounting firm for the Trust, Perelson Weiner, LLP (“Perelson Weiner”), in New Jersey Superior Court.  The suits alleged professional malpractice and breach of contract in connection with audit and accounting services performed by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust, and its affiliates alleging breach of contract due to unpaid invoices with a combined total of approximately $1.2 million. Discovery is ongoing and no trial date has been set. The costs and expenses of the litigation are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds, including the Trust.

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

RIDGEWOOD ELECTRIC POWER TRUST II

Date: August 11, 2008	By:	/s/ Randall D. Holmes
Randall D. Holmes
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2008	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)