Form 10-Q
period 2008-09-30
RIDGEWOOD ELECTRIC POWER TRUST II
filed 2008-11-03
CIK 895993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number:   0-21304

RIDGEWOOD ELECTRIC POWER TRUST II
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-3206429
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1314 King Street, Wilmington, DE	19801
(Address of Principal Executive Offices)	(Zip Code)

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
Yes  ☐   No  ☒

As of September 30, 2008, there were 235.3775 Investor Shares outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST II
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,303	$5,250
Due from affiliates	3	5
Other current assets	75	31

Total assets	$4,381	$5,286

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15	$169

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (235.3775 Investor Shares issued and
outstanding)	4,524	5,267
Managing shareholder’s accumulated deficit
(1 management share issued and outstanding)	(158)	(150)
Total shareholders’ equity	4,366	5,117

Total liabilities and shareholders’ equity	$4,381	$5,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007

Cost of revenues	$193	$242	$52	$81

Gross loss	(193)	(242)	(52)	(81)

Operating expenses:
General and administrative expenses	588	405	73	150
Management fee to Managing Shareholder	58	6	20	2
Total operating expenses	646	411	93	152

Loss from operations	(839)	(653)	(145)	(233)

Other income:
Interest income	62	-	11	-
Other income	26	-	-	-
Gain on sale of investment	-	502	-	168
Total other income	88	502	11	168

Net loss	$(751)	$(151)	$(134)	$(65)

Managing Shareholder - Net loss	$(8)	$(1)	$(1)	$-
Shareholders - Net loss	(743)	(150)	(133)	(65)
Net loss per Investor Share	(3,158)	(637)	(563)	(276)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2008	2007

Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(947)	$12

Cash and cash equivalents, beginning of period	5,250	395
Cash and cash equivalents, end of period	$4,303	$407

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. These condensed consolidated financial statements should be read in conjunction with the Ridgewood Electric Power Trust II (the “Trust”) Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 14, 2008 (the “2007 Form 10-K”). No significant changes have been made to the Trust’s accounting policies and estimates disclosed in its 2007 Form 10-K.

In the opinion of management, the condensed consolidated financial statements as of September 30, 2008, and for the nine and three months ended September 30, 2008 and 2007, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the nine and three months ended September 30, 2008 and 2007, are not necessarily indicative of the results to be expected for the full year or any other period.

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

The Trust’s accompanying condensed consolidated financial statements include the accounts of the Trust and its wholly-owned subsidiary, Sunnyside Cogeneration Partners, L.P. (“Monterey”). Monterey is a 5.5 megawatt (“MW”) cogeneration project located in California which suspended operations in January 2006 due to a contract dispute with its customer. Since the closing of the Monterey facility in January 2006, the Trust has not had any operating revenues, though it continues to have certain expenses relating to its idle facility. The Monterey project remains closed as of the date of this filing.

3.  RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with GAAP and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities for the Trust until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  In October 2008, the FASB issued Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in a market that is not active and to determine the fair value of a financial asset when the market for that financial asset is not active. The Trust adopted SFAS 157 for financial assets and financial liabilities effective January 1, 2008, with no material impact on its condensed consolidated financial statements.  Staff Position 157-3 does not have a material impact on its condensed consolidated financial statements. The Trust is currently evaluating the impact of adopting SFAS 157 for non-financial assets and non-financial liabilities on its condensed consolidated financial statements.

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

SFAS 162

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Trust is currently evaluating the impact of adopting SFAS 162 on its condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

4.  CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less to be cash and cash equivalents. At September 30, 2008, amounts in excess of insured limits are directly or indirectly invested in US government backed securities.

5.  COMMITMENTS AND CONTINGENCIES

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

Monterey received notice on December 1, 2005 from Pacific Gas and Electric Company (“PG&E”) directing Monterey to increase its operations from 13 hours, 5 days a week to 24 hours, 7 days a week. However, PG&E had been operating or "dispatching" Monterey on a 13 by 5 basis for over 15 years.  Monterey determined that it could not operate profitably on such a 24 by 7 schedule and was concerned that if it only operated on a 13 by 5 basis, PG&E might refuse to pay for delivered electricity. Monterey requested from PG&E to limit its operations to the 13 by 5 basis, but this request was denied. As a result, effective January 9, 2006, Monterey ceased its operations. Monterey and PG&E have filed lawsuits against the other for breach of contract. The Monterey project remains closed as of the date of this filing. Monterey filed a Complaint against PG&E in the San Francisco Superior Court on May 16, 2006 (the “Monterey Complaint”).  The Monterey Complaint seeks damages for breach of contract, damages for PG&E’s breach of the implied covenant of good faith and fair dealing, and a claim for declaratory relief against PG&E, seeking a judicial determination that PG&E’s conduct materially breached the parties’ agreement and justified Monterey’s suspension of performance. Monterey is seeking damages against PG&E estimated at approximately $5,000.

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

On August 16, 2006, the Trust and several affiliated entities, including the Managing Shareholder, filed lawsuits against the former independent registered public accounting firm for the Trust and several affiliated entities, Perelson Weiner, LLP (“Perelson Weiner”), in New Jersey Superior Court.  The suits alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Trust and other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and other plaintiffs alleging breach of contract due to unpaid invoices with a combined total of approximately $1,200. Discovery is ongoing and no trial date has been set. The costs and expenses of the litigation are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds, including the Trust.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition as of September 30, 2008 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other supplemental information contained in this document.  Results of operations for the nine and three months ended September 30, 2008 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other supplemental information included elsewhere in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Trust’s 2007 Form 10-K.

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

Results of Operations and Changes in Financial Condition

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

Gross loss of $0.2 million for the nine months ended September 30, 2008 was comparable to the same period in 2007. Gross loss primarily represents expenses such as maintenance, rent and property taxes incurred even though the Monterey project was not in operation during both periods.

General and administrative expenses increased by $0.2 million to $0.6 million for the nine months ended September 30, 2008, as compared to $0.4 million for the same period in 2007. This was primarily due to an increase in professional fees.

The Trust recorded a gain on sale of investment of $0.5 million for the nine months ended September 30, 2007 due to collections of its notes receivable, which were paid in full in October 2007.

Total assets decreased by $0.9 million from $5.3 million at December 31, 2007 to $4.4 million at September 30, 2008, primarily due to a decrease in cash and cash equivalents used to fund operations as the Trust generated a $0.8 million loss for the nine month period. Total liabilities decreased from $0.2 million at December 31, 2007 to $15,000 at September 30, 2008 due to a decrease in accounts payable and accrued expenses.

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

Gross loss of $0.1 million for the three months ended September 30, 2008 was comparable to the same period in 2007. Gross loss primarily represents expenses such as maintenance, rent and property taxes incurred even though the Monterey project was not in operation during both periods.

General and administrative expenses decreased by $0.1 million to $0.1 million for the three months ended September 30, 2008, as compared to $0.2 million for the same period in 2007. This was primarily due to a decrease in professional fees.

The Trust recorded a gain on sale of investment of $0.2 million for the three months ended September 30, 2007 due to collections of its notes receivable, which were paid in full in October 2007.

Liquidity and Capital Resources

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

At September 30, 2008, the Trust had cash and cash equivalents of $4.3 million compared to $5.3 million at December 31, 2007, a decrease of $1 million. The cash flows for the nine months ended September 30, 2008 represents $1 million used in operating activities.

Cash used in operating activities for the nine months ended September 30, 2008 was $1 million compared to cash provided of $12,000 for the same period in 2007. The decrease in cash flow of $1 million was primarily due to an increase in loss from operations for the nine months ended September 30, 2008 as a result of increased professional fees, partially offset by a gain on sale of investment relating to the collections of notes receivable in 2007.

There were no cash flows from either investing or financing activities for the nine months ended September 30, 2008 and 2007.

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

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Monterey received notice on December 1, 2005, from PG&E directing Monterey to increase its operations from 13 hours, 5 days a week to 24 hours, 7 days a week. However, PG&E had been operating or "dispatching" Monterey on a 13 by 5 basis for over 15 years.  Monterey determined that it could not operate profitably on such a 24 by 7 schedule and was concerned that if it only operated on a 13 by 5 basis, PG&E might refuse to pay for delivered electricity. Monterey requested from PG&E to limit its operations to the 13 by 5 basis, but this request was denied. As a result, effective January 9, 2006, Monterey ceased its operations. Monterey and PG&E have filed lawsuits against the other for breach of contract. The Monterey project remains closed as of the date of this filing.   Additionally, as a result of the shutdown, the project has not delivered by-product steam since it was shutdown in January 2006. As a result, it may be subject to penalties from the lessor. Monterey filed a Complaint against PG&E in the San Francisco Superior Court on May 16, 2006 (the “Monterey Complaint”).  The Monterey Complaint seeks damages for breach of contract, damages for PG&E’s breach of the implied covenant of good faith and fair dealing, and a claim for declaratory relief against PG&E, seeking a judicial determination that PG&E’s conduct materially breached the parties’ agreement and justified Monterey’s suspension of performance. Monterey is seeking damages against PG&E estimated at approximately $5 million.

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

On August 16, 2006, the Trust and several affiliated entities, including the Managing Shareholder, filed lawsuits against the former independent registered public accounting firm for the Trust and several affiliated entities, Perelson Weiner, LLP (“Perelson Weiner”), in New Jersey Superior Court.  The suits alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Trust and other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and other plaintiffs alleging breach of contract due to unpaid invoices with a combined total of approximately $1.2 million. Discovery is ongoing and no trial date has been set. The costs and expenses of the litigation are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds, including the Trust.

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

RIDGEWOOD ELECTRIC POWER TRUST II

Date: November 3, 2008	By:	/s/ Randall D. Holmes
Randall D. Holmes
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2008	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)