Form 10-K
period 2008-12-31
RIDGEWOOD ELECTRIC POWER TRUST II
filed 2009-03-27
CIK 895993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
Yes ☐    No ☒

There is no market for the Investor Shares. The number of Investor Shares outstanding at February 28, 2009 was 235.3775.

FORM 10-K

PART I

Forward-Looking Statements

Certain statements discussed in Item 1. “Business”, Item 3. “Legal Proceedings” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s opinions and estimates as of the date they are made. Although management believes that the expectations reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include, without limitation, possible contingent liabilities and risks associated with the dissolution and liquidation of the Trust, including, without limitation, settlement of the Trust’s liabilities and obligations, costs incurred in connection with the carrying out of the plan of dissolution and liquidation of the Trust and the actual timing of liquidating distributions. Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Annual Report on Form 10-K. The Trust undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

PART I

ITEM 1.  BUSINESS

Overview

Ridgewood Electric Power Trust II (the “Trust”) is a Delaware trust formed on November 20, 1992 primarily to make investments in projects and businesses in the energy and infrastructure sectors. Ridgewood Renewable Power LLC (“RRP” or the “Managing Shareholder”), a New Jersey limited liability company, is the Managing Shareholder. As the Managing Shareholder, RRP has direct and exclusive control over the management and operations of the Trust. The Trust is currently in dissolution and, as such, its business is limited to winding down its operations and, when complete, the Trust is expected to be terminated.

Historically, the Trust focused primarily on small-scale electricity generation projects. These projects allowed the Trust to develop secure long-term positions in attractive specialty markets for products and services provided by its projects and companies. As of December 31, 2008, the Trust had a wholly-owned investment in a 5.5 megawatt (“MW”) cogeneration project, located in California, which had suspended its operations since January 2006 and is now in the process of winding down its operations after settlement of a dispute with its only customer.  See Item 3. “Legal Proceedings” for further discussion of the settlement. The Trust has not had any operating revenues since it suspended the cogeneration operations, though it continues to incur certain expenses relating to its idle facility.

On or about December 5, 2008, the Managing Shareholder, on behalf of the Trust, solicited the approval of the holders of investor shares of beneficial interest (“Investor Shares”) for the dissolution and liquidation of the Trust pursuant to the Plan of Dissolution and Liquidation of Ridgewood Electric Power Trust II (the “Plan of Dissolution”). On December 26, 2008, the Trust’s shareholders approved the Plan of Dissolution and it became effective upon such approval. See Item 4. “Submission of Matters to a Vote of Security Holders” for the voting results of the consent solicitation.

Under the Plan of Dissolution, the business of the Trust has shifted, and has become limited to the disposal of its remaining assets and resolution of its remaining liabilities. Upon the completion of these activities, the Managing Shareholder expects to distribute any remaining cash to the Trust’s shareholders and then proceed to terminate the Trust and its reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Trust made an initial distribution of approximately $2.6 million to the holders of its Investor Shares on March 6, 2009. The Trust will be required to make adequate provision to satisfy its known and unknown liabilities, which could substantially delay or limit the Trust’s ability to make future distributions to shareholders. The process of accounting for the Trust’s liabilities, including those that are presently unknown, may involve difficult valuation decisions, which could adversely impact the Trust’s ability to make distributions in a timely manner.

The Plan of Dissolution gives sole authority to the Managing Shareholder to conduct the Trust’s dissolution, liquidation and termination without additional shareholder approval. As of the date of this filing, the Trust has not been liquidated due to certain environmental issues regarding the winding down activities of the Trust’s cogeneration project. The Managing Shareholder may, in its sole determination, establish one or more liquidating trusts in connection with the termination of the Trust. The Managing Shareholder does not currently expect to create any such liquidating trusts.

As a result of the approval of the Trust’s Plan of Dissolution, the Trust adopted the liquidation basis of accounting, effective December 27, 2008, whereby assets are valued at their net realizable values and liabilities are valued at their estimated settlement amounts. The valuation of assets and liabilities requires management to make significant estimates and assumptions.

The Trust initiated its private placement offering in January 1993, selling whole and fractional investor shares of beneficial interests of $100,000 per share. There is no public market for Investor Shares and one is not likely to develop. In addition, Investor Shares are subject to significant restrictions on transfer and resale and cannot be transferred or resold except in accordance with the Trust’s Declaration of Trust (“Declaration of Trust”) and applicable federal and state securities laws. The offering was concluded in January 1994, and after payment of offering fees, commissions and investment fees, the Trust had $19.4 million available for investments and operating expenses.

Managing Shareholder

RRP, via a predecessor corporation, was founded in 1991 by Robert E. Swanson. As the Managing Shareholder, RRP has direct and exclusive control over the management of the Trust’s operations.

RRP performs (or arranges for the performance of) the operation and maintenance of the projects invested in by the Trust and the management and administrative services required for Trust operations. Among other services, RRP administers the accounts, including tax and other financial information, and handles relations with the shareholders. RRP also provides the Trust with office space, equipment and facilities and other services necessary for its operation. Effective upon the approval of the Plan of Dissolution, the Managing Shareholder has sole authority to dissolve, liquidate and terminate the Trust.

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

Projects and Properties

Monterey

In January 1995, the Trust purchased 100% of the equity interests in Sunnyside Cogeneration Partners, L.P., which owns a 5.5MW cogeneration project located in Salinas, Monterey County, California (“Monterey”). Monterey began operations in 1991 using natural gas fired reciprocating engines to generate electricity for sale to its sole customer, Pacific Gas and Electric Company ("PG&E") under a long term contract expiring in 2020.

Monterey received notice on December 1, 2005 from PG&E directing Monterey to increase its operations from 13 hours, 5 days a week to 24 hours, 7 days a week. However, PG&E had been operating or "dispatching" Monterey on a 13 by 5 basis for over 15 years. Monterey determined that it could not operate profitably on such a 24 by 7 schedule and was concerned that if it only operated on a 13 by 5 basis, PG&E might refuse to pay for delivered electricity. Monterey requested from PG&E to limit its operations to the 13 by 5 basis, but this request was denied. As a result, effective January 9, 2006, Monterey ceased its operations.  Monterey and PG&E filed lawsuits against the other for breach of contract. Additionally, as a result of the Monterey shutdown, the project has not delivered cogeneration steam since January 2006. As a result, it may be subject to penalties from the lessor, though no claims have been asserted by the lessor as of the date of this filing.

In March 2008, Monterey and PG&E reached a settlement agreement whereby PG&E would pay Monterey $500,000, each party would release the other from all claims and the electricity contract with PG&E would terminate. Monterey received the settlement amount of $500,000 in January 2009 and is now in the process of winding down its operations. See Item 3. “Legal Proceedings” for further discussion.

Monterey has a non-cancelable ground lease covering its site, which expires in May 2021 with minimum annual lease payments, including the delivery of cogeneration steam. However, in November 2008, Monterey entered into an agreement to terminate the ground lease whereby among other things, Monterey will remove the equipment and complete the required environmental clean-up. Monterey has since removed the equipment, and in February 2009, as part of the wind down activities, Monterey identified a potential soil contamination issue that has been reported to the County of Monterey Board of Health, as required under applicable regulations. While the cost of this clean up work cannot currently be estimated, it is not expected to be material to the financial condition of the Trust. The Trust expects that Monterey will coordinate these activities with the Board of Health. Upon completion of the clean up work, Monterey anticipates terminating the ground lease, without penalty.

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

Government Incentives and Regulation

Projects of the Trust have been subject to energy and environmental laws and regulations at the federal, state and local levels in connection with development, ownership, operation, geographical location, zoning and land use of a project and emissions and other substances produced by a project. These energy and environmental laws and regulations generally require that a wide variety of permits and other approvals be obtained before the commencement of construction or operation of an energy-producing facility and that the facility then operates in compliance with such permits and approvals. Monterey also operates under a Qualifying Facility Certification issued by the Federal Energy Regulatory Commission. In February 2009, while conducting wind down activities at Monterey, a potential soil contamination issue was identified. Monterey has reported this issue to the County of Monterey Board of Health and expects to perform any required clean up work in cooperation with the Board of Health.

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

Not required.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Information regarding the Trust’s properties is contained in Item 1. “Business”, under the heading “Projects and Properties”.

ITEM 3.  LEGAL PROCEEDINGS

Monterey received notice on December 1, 2005, from PG&E directing Monterey to increase its operations from 13 hours, 5 days a week to 24 hours, 7 days a week. However, PG&E had been operating or "dispatching" Monterey on a 13 by 5 basis for over 15 years.  Monterey determined that it could not operate profitably on such a 24 by 7 schedule and was concerned that if it only operated on a 13 by 5 basis, PG&E might refuse to pay for delivered electricity. Monterey requested from PG&E to limit its operations to the 13 by 5 basis, but this request was denied. As a result, effective January 9, 2006, Monterey ceased its operations. Monterey and PG&E filed lawsuits against the other for breach of contract.

Monterey filed a complaint against PG&E in the San Francisco Superior Court on May 16, 2006 (the “Monterey Complaint”).  The Monterey Complaint sought damages for breach of contract, damages for PG&E’s breach of the implied covenant of good faith and fair dealing, and a claim for declaratory relief against PG&E, sought a judicial determination that PG&E’s conduct materially breached the parties’ agreement and justified Monterey’s suspension of performance. Monterey was seeking damages against PG&E estimated at approximately $5 million.

On May 14, 2007, PG&E filed a complaint in San Francisco Superior Court against Monterey (the “PG&E Complaint”).  The PG&E Complaint arose out of the same transactions and occurrences that gave rise to the Monterey Complaint against PG&E.  PG&E asserted claims for compensatory damages for breach of contract and breach of the implied covenant of good faith and fair dealing as well as “restitution” of capacity payments made to Monterey on a theory of unjust enrichment, and declaratory relief for repayment of capacity payments made to Monterey. PG&E was seeking restitution damages against Monterey estimated at approximately $4.8 million.

The claims made by PG&E were made solely against Monterey and did not involve any claims against the Trust. In March 2008, Monterey and PG&E reached a settlement agreement whereby PG&E would pay Monterey $500,000, each party would release the other from all claims and the electricity contract with PG&E would terminate. This settlement was contingent upon receipt of final and non-appealable approval from the California Public Utilities Commission (“CPUC”) of PG&E’s ability to recover the settlement amount in its rate base. CPUC granted the approval on December 4, 2008, but was subject to CPUC appeal procedures which expired in January 2009. On January 12, 2009, PG&E paid $500,000 to Monterey and since then, both PG&E and Monterey have filed final dismissals of their lawsuits.

On August 16, 2006, the Trust and several affiliated entities, including the Managing Shareholder, filed lawsuits against the former independent registered public accounting firm for the Trust and several affiliated entities, Perelson Weiner LLP (“Perelson Weiner”), in New Jersey Superior Court. The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Trust and other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and other plaintiffs, alleging breach of contract due to unpaid invoices with a combined total of approximately $1.2 million. Discovery is ongoing and no trial date has been set. The costs and expenses of this litigation, including adverse judgments, if any, are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2008, consents for the dissolution and liquidation of the Trust were solicited pursuant to Section 14(a) of the Exchange Act. On December 25, 2008, a definitive consent statement was filed with the SEC and subsequently mailed to the shareholders of the Trust soliciting the consent of the shareholders of the Trust to approve the dissolution and liquidation of the Trust in lieu of holding a special meeting of shareholders.

There were 235.3775 Investor Shares outstanding as of December 5, 2008, the record date of the consent solicitation. The consent solicitation closed on December 26, 2008 and the consents were tabulated on at that time. The results of the consent solicitation were as follows:

Approve:	180.71010 shares
Not Approve:	52.81740 shares (includes no response regarding 51.46740 shares)
Abstain:	1.85 shares

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There has never been an established public trading market for the Trust’s Investor Shares.

Holders

As of February 28, 2009, there were 532 holders of Investor Shares.

Dividends

There were no distributions made by the Trust for the years ended December 31, 2008 and 2007. On March 6, 2009, the Trust made an initial liquidation distribution of approximately $2.6 million to the holders of its Investor Shares. The Trust is required to make adequate provision to satisfy its known and unknown liabilities, which could substantially delay or limit the Trust’s ability to make future distributions to shareholders. The process of accounting for the Trust’s liabilities, including those that are presently unknown, may involve difficult valuation decisions, which could adversely impact the Trust’s ability to make distributions in a timely manner.

ITEM 6.  SELECTED FINANCIAL DATA

Not required.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Trust’s Consolidated Financial Statements and Notes which appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. The Trust’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors included elsewhere in this Annual Report on Form 10-K.

Overview

The Trust is a Delaware trust formed on November 20, 1992 primarily to make investments in projects and businesses in the energy and infrastructure sectors. RRP, a New Jersey limited liability company, is the Managing Shareholder. As the Managing Shareholder, RRP has direct and exclusive control over the management and operations of the Trust. The Trust is currently in dissolution and, as such, its business is limited to winding down its operations, and when complete, the Trust is expected to be terminated.

Historically, the Trust focused primarily on small-scale electricity generation projects. These projects allowed the Trust to develop secure long-term positions in attractive specialty markets for products and services provided by its projects and companies. As of December 31, 2008, the Trust had a wholly-owned investment in a 5.5 MW cogeneration project, located in California, which had suspended its operations since January 2006 and is now in the process of winding down its operations after settlement of a dispute with its only customer. See Item 3. “Legal Proceedings” for further discussion of the settlement. The Trust has not had any operating revenues since it suspended the cogeneration operations, though it continues to incur certain expenses such as ground lease and maintenance expenses relating to its idle facility.

On or about December 5, 2008, the Managing Shareholder on behalf of the Trust solicited the approval of the holders of its Investor Shares, for the dissolution and liquidation of the Trust pursuant to the Plan of Dissolution. On December 26, 2008, the Trust’s shareholders approved the Plan of Dissolution and it became effective upon such approval.

Under the Plan of Dissolution, the business of the Trust has shifted, and has become limited to the disposal of its remaining assets and resolution of its remaining liabilities. Upon the completion of these activities, the Managing Shareholder expects to distribute any remaining cash to the Trust’s shareholders and then proceed to terminate the Trust and its reporting obligations under the Exchange Act. The Plan of Dissolution gives sole authority to the Managing Shareholder to conduct the Trust’s dissolution, liquidation and termination without additional shareholder approval. As of the date of this filing, the Trust has not been liquidated due to certain environmental issues regarding the winding down activities of the Trust’s cogeneration project as discussed under the heading “Contractual Obligations and Commitments”.

Liquidation Basis of Accounting

The consolidated financial statements for the period from January 1, 2008 to December 26, 2008, and for the year ended December 31, 2007 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the approval of the Trust’s Plan of Dissolution, the Trust adopted the liquidation basis of accounting, effective December 27, 2008. This basis of accounting is considered appropriate when, among other things, liquidation of the Trust is probable and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are valued at their estimated settlement amounts. The valuation of assets and liabilities requires management to make significant estimates and assumptions.

Upon conversion to the liquidation basis of accounting, the Trust accrued the value of assets expected to be received and known estimated costs to be incurred in liquidation. The Trust will continue to incur operating costs and receive income from its cash and cash equivalents. On an ongoing basis, the Trust evaluates the estimates and assumptions that can have a significant impact on Trust’s reported net assets in liquidation. Actual costs and income may differ from these estimates. If there are delays in liquidating the Trust, actual costs incurred during the liquidation process may increase, reducing net assets available in liquidation. At December 26, 2008, shareholders’ equity measured on a going concern basis, totaled approximately $4,146,000. Net assets at December 31, 2008, measured on a liquidation basis, totaled approximately $3,958,000. Changes during the period from December 27, 2008 to December 31, 2008 were as follows (in thousands):

Decrease in cash and cash equivalents	$(97)
Capital contribution due from Managing Shareholder	152
Estimated liquidation costs	(340)
Other changes in working capital components	97
$(188)

Critical Accounting Policies and Estimates

The discussion and analysis of the Trust’s financial condition and results of operations are based upon the Trust’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing these financial statements, the Trust is required to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions affect the reported amounts of the Trust’s assets, liabilities, revenues and expenses including the disclosure of contingent assets and liabilities, as well as the reported amounts of changes in net assets. The estimates also affect the reported estimated value of net realizable assets and settlement of liabilities. The Trust evaluates these estimates and assumptions on an ongoing basis. The Trust bases its estimates and assumptions on historical experience and on various other factors that the Trust believes to be reasonable at the time the estimates and assumptions are made. However, future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates and assumptions under different circumstances or conditions, and such differences may be material to the financial statements.

Results of Operations

Results of Operations discussed below compares the results of the period from January 1, 2008 to December 26, 2008 to the year ended December 31, 2007.

Cost of revenues decreased $0.1 million, or 23.5%, from approximately $0.4 million in 2007 to $0.3 million in 2008. This decrease in cost of revenues was primarily due to a decrease in headcount expenses. Cost of revenues primarily represents expenses such as maintenance, rent and property taxes incurred even though the Monterey project was not in operation during both periods.

General and administrative expenses decreased $0.1 million to $0.7 million in 2008, as compared to $0.8 million in 2007. This was primarily due to a decrease in professional fees related to the Monterey litigation settlement.

The management fee due to the Managing Shareholder for 2008 was $0.1 million. The management fee was for certain management, administrative and advisory services, office space and other facilities provided to the Trust. The increase in 2008 management fees was primarily due to a higher net asset value at December 31, 2007 compared to December 31, 2006.

The Trust recorded a gain on sale of investment of $5.6 million in 2007 due to the collection of the Trust’s notes receivable, which were paid in full in October 2007.

Liquidity and Capital Resources

At December 31, 2008, the Trust had cash and cash equivalents of $4.1 million compared to approximately $5.2 million at December 31, 2007, a decrease of $1.1 million. This decrease is due to net cash used in its operating activities from January 1, 2008 through December 26, 2008 of $1 million and cash used to reduce outstanding obligations during the period from December 27, 2008 to December 31, 2008.

In 2008, the Trust’s operating activities used cash of $1 million compared to cash provided of $4.9 million in 2007. This increase in cash used by operating activities of $6 million was primarily due to a gain on sale of investment relating to the collections of its notes receivable in 2007.

There were no cash flows from either investing or financing activities for the years ended December 31, 2008 and 2007.

Future Liquidity and Capital Resource Requirements

The Trust distributed approximately $2.6 million to the holders of Investor Shares in March 2009 and believes that it has sufficient remaining cash and cash equivalents to provide working capital for the next 12 months. The Trust intends to distribute excess cash to its shareholders after liquidating its assets and satisfying its liabilities.

Off-Balance Sheet Arrangements

None.

Contractual Obligations and Commitments

The Trust will continue to incur expenses through the liquidation process. Note 3 to the Trust’s Consolidated Financial Statements included in this Annual Report on Form 10-K, which sets forth the initial estimate of these expenses at December 31, 2008. The Trust will continue to evaluate the estimates and assumptions that can have a significant impact during liquidation.

At December 31, 2008, the Trust’s contractual obligations are as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Monterey ground operating lease*	$152	$12	$24	$24	$92

____________________________________
*  Excludes payments in lieu of delivered steam.

In connection with the ground lease, Monterey has not delivered by-product steam since it suspended its operations in January 2006. As a result, it may be subject to penalties from the lessor. As of the date of this filing, no claims have been asserted by the lessor.

In November 2008, Monterey entered into an agreement to terminate the ground lease whereby among other things, Monterey will remove the equipment and complete the required environmental clean-up. Monterey has since removed the equipment, and in February 2009, as part of its wind down activities, Monterey identified a potential soil contamination issue that has been reported to the County of Monterey Board of Health, as required under applicable regulations. While the cost of this additional work cannot currently be estimated, it is not expected to be material to the financial condition of the Trust. The Trust expects that Monterey will coordinate these activities with the Board of Health. Upon completion of the clean up work, Monterey anticipates terminating the ground lease, without penalty.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the Trust’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Trust’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by a registrant in reports filed pursuant to Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Trust’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Trust, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2008.  In making this assessment, management of the Trust used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.  Based on this evaluation, the Trust’s management concluded that as of December 31, 2008, the Trust’s internal controls over financial reporting were effective.

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

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Each of the executive officers of the Trust also serves as an executive officer of the Managing Shareholder. The executive officers of the Trust are as follows:

Name, Age and Position with Registrant	Officer Since
Randall D. Holmes, 61 President and Chief Executive Officer	2004
Robert E. Swanson, 61 Chairman	1997
Jeffrey H. Strasberg, 51 Executive Vice President and Chief Financial Officer	2007
Daniel V. Gulino, 48 Senior Vice President, General Counsel and Secretary	2000

Set forth below is the name of and certain biographical information regarding the executive officers of the Trust:

Randall D. Holmes has served as President and Chief Executive Officer of the Trust, the Managing Shareholder and affiliated Ridgewood Power trusts and limited liability companies since January 2006 and served as Chief Operating Officer of the Trust, the Managing Shareholder and affiliated Ridgewood Power trusts and limited liability companies from January 2004 until January 2006. Prior to such time, Mr. Holmes served as the primary outside counsel to and has represented the Managing Shareholder and its affiliates since 1991. Immediately prior to being appointed Chief Operating Officer, Mr. Holmes was counsel to Downs Rachlin Martin PLLC (“DRM”). DRM is one of the primary outside counsel to the Trust, the Managing Shareholder and its affiliates. He has maintained a minor consulting relationship with DRM in which he may act as a paid advisor to DRM on certain matters that are unrelated to the Trust. Such relationship will not require a significant amount of Mr. Holmes’ time and it is expected that such relationship will not adversely affect his duties as President and Chief Executive Officer. Mr. Holmes is a graduate of Texas Tech University and the University of Michigan Law School. He is a member of the New York State Bar.

Robert E. Swanson has served as Chairman of the Trust, the Managing Shareholder and affiliated Ridgewood Power trusts and limited liability companies since their inception. From their inception until January 2006, Mr. Swanson also served as their Chief Executive Officer. Mr. Swanson is the controlling member of the Managing Shareholder, as well as Ridgewood Energy and Ridgewood Capital, affiliates of the Trust. Mr. Swanson has been President and registered principal of Ridgewood Securities since its formation in 1982, has served as the Chairman of the Board of Ridgewood Capital since its organization in 1998 and has served as President and Chief Executive Officer of Ridgewood Energy since its inception in 1982. Mr. Swanson is a member of the New York State and New Jersey State Bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

Jeffrey H. Strasberg has served as Executive Vice President and Chief Financial Officer of the Trust, the Managing Shareholder and Ridgewood Power trusts and limited liability companies since May 2007. Mr. Strasberg also serves as Senior Vice President and Chief Financial Officer of Ridgewood Capital and affiliated limited liability companies and Ridgewood Securities and has done so since April 2005. Mr. Strasberg joined Ridgewood Capital in 1998 where his initial responsibilities were to serve as interim Chief Financial Officer of various portfolio companies in which Ridgewood Capital trusts had interests. Mr. Strasberg is a Certified Public Accountant and a graduate of the University of Florida.

Daniel V. Gulino has served as Senior Vice President and General Counsel of the Trust, the Managing Shareholder and Ridgewood Power trusts and limited liability companies since 2000 and was appointed Secretary in February 2007. Mr. Gulino also serves as Senior Vice President and General Counsel of Ridgewood Energy, Ridgewood Capital, Ridgewood Securities and affiliated Ridgewood Power trusts and limited liability companies and has done so since 2000. Mr. Gulino is a member of the New Jersey State and Pennsylvania State Bars. He is a graduate of Fairleigh Dickinson University and Rutgers University School of Law.

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

Managing Shareholder

The Trust’s Management Agreement with the Managing Shareholder details how the Managing Shareholder is to render management, administrative and investment advisory services to the Trust. Specifically, the Managing Shareholder performs (or may arrange for the performance of) the management and administrative services required for the operation of the Trust. Among other services, the Managing Shareholder administers the accounts and handles relations with shareholders, provides the Trust with office space, equipment and facilities and other services necessary for its operation, and conducts the Trust’s relations with custodians, depositories, accountants, attorneys, brokers and dealers, corporate fiduciaries, insurers, banks and others, as required. Effective upon the approval of the Plan of Dissolution, the Managing Shareholder has sole authority to dissolve, liquidate and terminate the Trust.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the Trust’s executive officers and directors, and persons who own more than 10% of a registered class of the Trust’s equity securities, to file reports of ownership and changes in ownership with the SEC. During the past fiscal year, all filings required to be made by members of the management or others pursuant to Section 16(a) of the Exchange Act have been duly filed within the SEC.

Code of Ethics

In March 2004, the Managing Shareholder, for itself and for the Trust and its affiliates adopted a Code of Ethics applicable to the principal executive officer, principal financial officer, principal accounting officer or controller (or any persons performing similar functions) of each such entity. A copy of the Code of Ethics is filed as Exhibit 14 of this Annual Report on Form 10-K.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Trust’s Investor Shares as of February 28, 2009 (no person owns more than 5%) by:

•	each executive officer of the Trust (there are no directors); and
•	all of the executive officers of the Trust as a group.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all Investor Shares shown as beneficially owned by them. Percentage of beneficial ownership is based on 235.3775 Investor Shares outstanding at February 28, 2009. Other than as set forth below, no officer of the Trust owns any shares of the Trust.

Name of beneficial owner	Number of shares (1)	Percent
Ridgewood Renewable Power LLC (Managing Shareholder) Robert E. Swanson, controlling member	1.45	*
Executive officers as a group	1.45	*
 _________________________________
*               Represents less than one percent.

(1)
Does not include a management share in the Trust representing the beneficial interests and management rights of the Managing Shareholder in its capacity as the Managing Shareholder. The management share owned by the Managing Shareholder is the only issued and outstanding management share of the Trust. The management rights of the Managing Shareholder are described in further detail in Item 1. “Business”. Its beneficial interest in cash distributions of the Trust and its allocable share of the Trust’s net profits and net losses and other items attributable to the management share are described in further detail below in Item 13. “Certain Relationships and Related Transactions, and Director Independence”.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Trust's Management Agreement, the Trust is obligated to pay the Managing Shareholder an annual management fee equal to 1.5% of the Trust’s prior year net asset value, which was approximately $77,000 and $8,000 for the years ended December 31, 2008 and 2007, respectively, as compensation for the services the Managing Shareholder provides to the Trust. The management fee is to be paid in monthly installments and, to the extent that the Trust does not pay the management fee on a timely basis, the Trust accrues interest at an annual rate of 10% on the unpaid balance.

For the year ended December 31, 2008, the Trust made management fee payments to the Managing Shareholder of approximately $77,000. The Trust made no management fee payments to the Managing Shareholder in 2007. During 2007, the Managing Shareholder forgave approximately $8,000 of unpaid accrued management fees. In the fourth quarter of 2007, the Managing Shareholder waived its right to reimbursement of approximately $76,000 relating to professional service fees of the Trust. Any waivers, or forgiveness, by the Managing Shareholder are recorded by the Trust as a deemed capital contribution. The shareholders of the Trust other than the Managing Shareholder were allocated 99% of each contribution and the Managing Shareholder was allocated 1% so that the amount of the contribution allocated offsets the allocation of the recorded expense.

Under the Operating Agreement with the Trust, RPM provides management, purchasing, engineering, planning and administrative services to the projects operated by the Trust. RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. For the years ended December 31, 2008 and 2007, RPM charged the projects approximately $139,000 and $141,000, respectively, for overhead items allocated in proportion to the amount invested in projects managed. In addition, for the years ended December 31, 2008 and 2007, RPM charged the projects approximately $860,000 and $1,008,000, respectively, for direct expenses incurred. These charges may not be indicative of costs incurred if the Trust were not operated by RPM.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Trust other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders have received distributions in that year equal to 14% per annum of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders other than the Managing Shareholder, have received cumulative distributions equal to their original investment ("Payout"). After Payout, the Managing Shareholder is entitled to receive 20% of all remaining distributions of the Trust. There were no distributions made to the Managing Shareholder for the years ended December 31, 2008 and 2007. The Trust has not yet reached Payout.

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

In accordance with the Declaration of Trust, upon or prior to the first distribution by the Trust in liquidation, the Managing Shareholder is required to contribute to the capital of the Trust an amount equal to any deficit in the tax basis capital account of the Managing Shareholder calculated just prior to such distribution. As of December 31, 2008, the last date such calculation was made, the Managing Shareholder would have been required to contribute approximately $152,000 to the Trust prior to the Trust making any liquidating distributions.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees and services rendered by Grant Thornton LLP, the Trust’s principal accountant, for the years ended December 31, 2008 and 2007 (in thousands).

	2008	2007
Audit fees	$95	$244
Tax fees[1]	13	14
Total	$108	$258

1 Tax fees consisted principally of tax compliance, planning and advisory services as well as tax examination services.

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

2
Plan of Dissolution and Liquidation of Ridgewood Electric Power Trust II (incorporated by reference to the Registrant’s Definitive Proxy Statement filed with the SEC on December 5, 2008, SEC File No. 000-21304)

3	(i)(A)	Certificate of Trust of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 10 filed with the SEC on February 27, 1993)

3	(i)(B)
Certificate of Amendment to the Certificate of Trust of the Registrant filed with the Delaware Secretary of State on December 18, 2003 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on December 14, 2007)

3	(ii)(A)
Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 4 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on November 17, 1993, SEC File No. 000-21034)

3	(ii)(B)	January 2000 Amendment to Declaration of Trust by Consent of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on December 14, 2007)

3	(ii)(C)
First Amendment to the Declaration of Trust of the Registrant (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed with the SEC on November 5, 2001, SEC File No. 000-21304)

10.1	#	Management Agreement between the Trust and Managing Shareholder (incorporated by reference to the Registrant’s Registration Statement on Form 10 filed with the SEC on February 27, 1993)

14		Code of Ethics, adopted on March 1, 2004 (incorporated by reference to the Annual Report on Form 10-K filed by The Ridgewood Power Growth Fund with the SEC on March 1, 2006)

21		Subsidiaries of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on January 25, 2008)

31.1	*	Certification of Randall D. Holmes, Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of Jeffrey H. Strasberg, Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Randall D. Holmes, Chief Executive Officer of the Registrant, and Jeffrey H. Strasberg, Chief Financial Officer of the Registrant

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

RIDGEWOOD ELECTRIC POWER TRUST II

Date: March 27, 2009	By:	/s/ Randall D. Holmes
Randall D. Holmes
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Randall D. Holmes	President and Chief Executive Officer	March 27, 2009
Randall D. Holmes	(Principal Executive Officer)

/s/ Jeffrey H. Strasberg	Executive Vice President and Chief Financial Officer	March 27, 2009
Jeffrey H. Strasberg	(Principal Financial and Accounting Officer)

RIDGEWOOD RENEWABLE POWER LLC
(Managing Shareholder)

By: /s/ Randall D. Holmes	President and Chief Executive Officer of Managing Shareholder	March 27, 2009
Randall D. Holmes

RIDGEWOOD ELECTRIC POWER TRUST II

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Statement of Net Assets at December 31, 2008 and Consolidated Balance Sheet at December 31, 2007	F-3
Consolidated Statement of Changes in Net Assets for the period from December 27, 2008 to December 31, 2008	F-4
Consolidated Statements of Operations for the period from January 1, 2008 to December 26, 2008 and for the year ended December 31, 2007	F-5
Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the period from January 1, 2008 to December 26, 2008 and for the year ended December 31, 2007	F-6
Consolidated Statements of Cash Flows for the period from January 1, 2008 to December 26, 2008 and for the year ended December 31, 2007	F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Managing Shareholder and Shareholders
Ridgewood Electric Power Trust II

We have audited the accompanying consolidated statement of net assets in liquidation (liquidation basis) of Ridgewood Electric Power Trust II (a Delaware trust) as of December 31, 2008, and the related consolidated statement of changes in net assets in liquidation (liquidation basis) for the period from December 27, 2008 to December 31, 2008.  We also have audited the consolidated balance sheet as of December 31, 2007, and the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year then ended, and the statements of operations, changes in shareholders’ equity (deficit) and cash flows for the period from January 1, 2008 to December 26, 2008.  These consolidated financial statements are the responsibility of the Trust’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the consolidated financial statements, the shareholders of Ridgewood Electric Power Trust II approved a plan of liquidation on December 26, 2008, and the Trust commenced liquidation at that time.  As a result, the Trust has changed its basis of accounting for periods subsequent to December 26, 2008 from the going-concern basis to a liquidation basis.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation (liquidation basis) of Ridgewood Electric Power Trust II as of December 31, 2008, the consolidated changes in its net assets in liquidation for the period from December 27, 2008 to December 31, 2008, the consolidated financial position as of December 31, 2007, and the consolidated results of its operations and its cash flows for the year then ended and for the period from January 1, 2008 to December 26, 2008  in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph.

/s/GRANT THORNTON LLP
Edison, New Jersey
March 27, 2009

RIDGEWOOD ELECTRIC POWER TRUST II
CONSOLIDATED STATEMENT OF NET ASSETS AT DECEMBER 31, 2008 (Liquidation Basis) AND CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 2007 (Going Concern Basis)
(in thousands, except share data)

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$4,149	$5,250
Due from affiliates	170	5
Other current assets	61	31

Total assets	$4,380	$5,286

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$422	$169

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (235.3775 Investor Shares issued and
outstanding)	-	5,267
Managing shareholder’s accumulated deficit
(1 management share issued and outstanding)	-	(150)
Total shareholders’ equity	-	5,117

Total liabilities and shareholders’ equity	422	$5,286

Net assets in liquidation (available to Investor Shares)	$3,958

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
FOR THE PERIOD FROM DECEMBER 27, 2008 TO DECEMBER 31, 2008
(Liquidation Basis)

Shareholders’ equity at December 27, 2008	$4,146
Decrease in cash and cash equivalents	(97)
Capital contribution due from Managing Shareholder	152
Estimated liquidation costs	(340)
Other changes in working capital components	97

Net asset in liquidation at December 31, 2008	$3,958

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
CONSOLIDATED STATEMENTS OF OPERATIONS (Going Concern Basis)
(in thousands, except per share data)

	Period From January 1, 2008 to December 26, 2008	Year Ended December 31, 2007

Cost of revenues	$261	$341

Gross loss	(261)	(341)

Operating expenses:
General and administrative expenses	738	808
Management fee to Managing Shareholder	77	8
Total operating expenses	815	816

Loss from operations	(1,076)	(1,157)

Other income:
Interest income	69	37
Other income	36	-
Gain on sale of investment	-	5,598
Total other income	105	5,635

Net (loss) income	$(971)	$4,478

Managing Shareholder – Net (loss) income	$(10)	$45
Shareholders - Net (loss) income	(961)	4,433
Net (loss) income per Investor Share	(4,083)	18,833

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
PERIOD FROM JANUARY 1, 2008 TO DECEMBER 26, 2008 AND YEAR ENDED DECEMBER 31, 2007 (Going Concern Basis)
(in thousands)

	Shareholders' Equity	Managing Shareholder (Deficit)	Total Shareholders' Equity

Balance at December 31, 2006	$751	$(196)	$555
Net income	4,433	45	4,478
Capital contributions	83	1	84
Balance at December 31, 2007	5,267	(150)	5,117

Net loss	(961)	(10)	(971)
Balance at December 26, 2008	$4,306	$(160)	$4,146

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
CONSOLIDATED STATEMENTS OF CASH FLOWS (Going Concern Basis)
(in thousands)

	Period From January 1, 2008 to December 26, 2008	Year Ended December 31, 2007
Cash flows from operating activities:
Net (loss) income	$(971)	$4,478

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Forgiveness of professional and management fees and related interest	-	84
Change in operating assets and liabilities:
Accounts receivable	-	118
Other current assets	(30)	(2)
Accounts payable and accrued expenses	10	161
Due to/from affiliates, net	(13)	16
Total adjustments	(33)	377
Net cash (used in) provided by operating activities	(1,004)	4,855

Cash and cash equivalents, beginning of year	5,250	395
Cash and cash equivalents, end of period	$4,246	$5,250

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

As of December 31, 2008, the Trust had a wholly-owned investment in a 5.5 megawatt (“MW”) cogeneration project, located in California (“Monterey”), which had suspended its operations since January 2006 and is now in the process of winding down its operations after settlement of a dispute with its only customer, Pacific Gas and Electric Company ("PG&E") (see Note 5). The Trust has not had any operating revenues since it suspended Monterey’s operations, though it continued to incur certain expenses such as ground lease and maintenance expenses relating to its idle facility.

On or about December 5, 2008, the Managing Shareholder on behalf of the Trust solicited the approval of the holders of investor shares of beneficial interest (“Investor Shares”) for the dissolution and liquidation of the Trust pursuant to the Plan of Dissolution and Liquidation of Ridgewood Electric Power Trust II (the “Plan of Dissolution”). On December 26, 2008, the Trust’s shareholders approved the Plan of Dissolution and it became effective upon such approval.

Under the Plan of Dissolution, the business of the Trust has shifted, and has become limited to the disposal of its remaining assets and resolution of its remaining liabilities. Upon the completion of these activities, the Managing Shareholder expects to distribute any remaining cash to the Trust’s shareholders and then proceed to terminate the Trust. The Plan of Dissolution gives sole authority to the Managing Shareholder to conduct the Trust’s dissolution, liquidation and termination without additional shareholder approval. As of March 24, 2009, the Trust has not been liquidated due to certain environmental issues regarding the winding down activities of the Trust’s cogeneration project as discussed in Note 5.

The Managing Shareholder performs (or arranges for the performance of) the operation and maintenance of the Trust and the projects invested in by the Trust. Among other services, the Managing Shareholder administers the accounts, including tax and other financial information, and handles relations with the shareholders. The Managing Shareholder also provides the Trust with office space, equipment and facilities and other services necessary for its operation.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The consolidated financial statements include the accounts of the Trust and its wholly-owned subsidiary. All material intercompany transactions have been eliminated in consolidation.

The consolidated financial statements for the period from January 1, 2008 to December 26, 2008, and for the year ended December 31, 2007 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the approval of the Trust’s Plan of Dissolution, the Trust adopted the liquidation basis of accounting, effective December 27, 2008. This basis of accounting is considered appropriate when, among other things, liquidation of the Trust is probable and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are valued at their estimated settlement amounts. The conversion from going concern to liquidation basis of accounting required management to make significant estimates and assumptions.

b) Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires the Trust to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities, as well as the reported amounts of changes in net assets. The estimates also affect the reported estimated value of net realizable assets and settlement of liabilities.  On an ongoing basis, the Trust evaluates its estimates, including recordable liabilities for litigation and other contingencies. The Trust bases its estimates on historical experience, current and expected conditions and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RIDGEWOOD ELECTRIC POWER TRUST II
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

c) Cash and Cash Equivalents

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At December 31, 2008, cash and cash equivalents did not exceed insured limits. At December 31, 2007, cash balance exceeded insured limits by $5,150.

d) Fair Value of Financial Instruments

At December 31, 2008 and 2007, the carrying value of the Trust’s cash and cash equivalents, other current assets, accounts payable and accrued expenses approximates their fair value.

e) Notes Receivable

Recovery of interest and principal under the promissory notes issued in connection with the sale of the Trust’s interest in Pittsfield Investors Limited Partnership (“PILP”) and B-3 Limited Partnership (“B-3”) were dependent upon the operations of the partnership investment transferred. Consequently, the Trust deferred its gain on the sale of its ownership interest until the carrying value of the investments was fully recovered. The cash proceeds received for the interest and principal were recorded as a reduction of the Trust’s investment in the partnership transferred under contractual agreement through June 30, 2005.  Subsequent payments were recorded as a component of other income. The notes receivable were paid in full in 2007, which was recorded as other income in the accompanying consolidated statement of operations.

f) Comprehensive (Loss) Income

The Trust’s comprehensive (loss) income consists only of net (loss) income.

g) Income Taxes

No provision is made for income taxes in the Trust’s consolidated financial statements as the income or losses of the Trust are passed through and included in the income tax returns of the individual shareholders of the Trust.

h) Recent Accounting Pronouncements

SFAS 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with GAAP and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities for the Trust until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  In October 2008, the FASB issued Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in a market that is not active and to determine the fair value of a financial asset when the market for that financial asset is not active. The Trust adopted SFAS 157 for financial assets and financial liabilities effective January 1, 2008, with no material impact on its consolidated financial statements.  Staff Position 157-3 does not have a material impact on its consolidated financial statements. The Trust is currently evaluating the impact of adopting SFAS 157 for non-financial assets and non-financial liabilities on its consolidated financial statements.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”), which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Trust adopted SFAS 159 effective January 1, 2008, with no material impact on its consolidated financial statements.

SFAS 162

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Trust is currently evaluating the impact of adopting SFAS 162 on its consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

3.     CHANGES IN NET ASSETS IN LIQUIDATION

The Trust has applied the liquidation basis of accounting to its financial statements assuming that it will be liquidated in 2009.  Upon conversion to the liquidation basis of accounting, the Trust accrued known estimated value of assets expected to be received and known estimated costs to be incurred in liquidation. The Trust will continue to incur operating costs and receive income from its cash and cash equivalents. On an ongoing basis, the Trust evaluates the estimates and assumptions that can have a significant impact on Trust’s reported net assets in liquidation. Actual costs and income may differ from these estimates. If there are delays in liquidating the Trust, actual costs incurred during the liquidation process may increase, reducing net assets available in liquidation. Presented below is a reconciliation of shareholders’ equity at December 26, 2008 measured on a going concern basis and net assets at December 31, 2008, measured on a liquidation basis.

Decrease in cash and cash equivalents	$(97)
Capital contribution due from Managing Shareholder	152
Estimated management fees to be incurred during liquidation*	(60)
Estimated professional fees to be incurred during liquidation**	(205)
Other estimated liquidation costs	(75)
Other changes in working capital components	97
$(188)

  *   Management fees represents the 2009 obligation to pay the Managing Shareholder for the services it provides to the Trust.
                ** This includes legal, accounting and other professional fees expected to be incurred related to the wind down activities of the Trust.

4.     NOTES RECEIVABLE

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

5.     COMMITMENTS AND CONTINGENCIES

The Trust will continue to incur expenses through the liquidation process. The initial estimates of these expenses are accrued at December 31, 2008, as discussed in Note 3. The Trust will continue to evaluate the estimates and assumptions that can have a significant impact during liquidation.

Monterey received notice on December 1, 2005, from PG&E directing Monterey to increase its operations from 13 hours, 5 days a week to 24 hours, 7 days a week. However, PG&E had been operating or "dispatching" Monterey on a 13 by 5 basis for over 15 years.  Monterey determined that it could not operate profitably on such a 24 by 7 schedule and was concerned that if it only operated on a 13 by 5 basis, PG&E might refuse to pay for delivered electricity. Monterey requested from PG&E to limit its operations to the 13 by 5 basis, but this request was denied. As a result, effective January 9, 2006, Monterey ceased its operations. Monterey and PG&E filed lawsuits against the other for breach of contract.

Monterey filed a complaint against PG&E in the San Francisco Superior Court on May 16, 2006 (the “Monterey Complaint”).  The Monterey Complaint sought damages for breach of contract, damages for PG&E’s breach of the implied covenant of good faith and fair dealing, and a claim for declaratory relief against PG&E, sought a judicial determination that PG&E’s conduct materially breached the parties’ agreement and justified Monterey’s suspension of performance. Monterey was seeking damages against PG&E estimated at approximately $5,000.

RIDGEWOOD ELECTRIC POWER TRUST II
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

On May 14, 2007, PG&E filed a complaint in San Francisco Superior Court against Monterey (the “PG&E Complaint”).  The PG&E Complaint arose out of the same transactions and occurrences that gave rise to the Monterey Complaint against PG&E.  PG&E asserted claims for compensatory damages for breach of contract and breach of the implied covenant of good faith and fair dealing as well as “restitution” of capacity payments made to Monterey on a theory of unjust enrichment, and declaratory relief for repayment of capacity payments made to Monterey. PG&E was seeking restitution damages against Monterey estimated at approximately $4,800.

The claims made by PG&E were made solely against Monterey and did not involve any claims against the Trust. In March 2008, Monterey and PG&E reached a settlement agreement whereby PG&E would pay Monterey $500, each party would release the other from all claims and the electricity contract with PG&E would terminate. This settlement was contingent upon receipt of final and non-appealable approval from the California Public Utilities Commission (“CPUC”) of PG&E’s ability to recover the settlement amount in its rate base. CPUC granted its approval on December 4, 2008, but was subject to CPUC appeal procedures which expired in January 2009. On January 12, 2009, PG&E paid $500 to Monterey and since then, both PG&E and Monterey have filed final dismissals of their lawsuits. The settlement was recorded as other income in 2009, when the appeal process expired.

Monterey has a non-cancelable ground lease which expires in May 2021. Future minimum lease payments as of December 31, 2008 are approximately $12 per annum, which is included in cost of revenues, along with the delivery of by-product steam.  In connection with this lease, Monterey has not delivered by-product steam since it suspended its operations in January 2006. As a result, Monterey may be subject to penalties by the lessor.  As of the date of this filing, no claims have been asserted by the lessor.

The following table provides the contractual obligations and commitments of the Trust for the future minimum payments of its ground operating lease as of December 31, 2008, excluding payments in lieu of delivered steam.

Years Ended December 31,
2009	$12
2010	12
2011	12
2012	12
2013	12
Thereafter	92
Total	$152

In November 2008, Monterey entered into an agreement to terminate the ground lease whereby among other things, Monterey will remove the equipment and complete the required environmental clean-up. Monterey has since removed the equipment, and in February 2009, as part of its wind down activities, Monterey identified a potential soil contamination issue that has been reported to the County of Monterey Board of Health, as required under applicable regulations. While the cost of this additional work cannot currently be estimated, it is not expected to be material to the financial condition of the Trust. The Trust expects that Monterey will coordinate these activities with the Board of Health. Upon completion of the clean up work, Monterey anticipates terminating the ground lease, without penalty.

On August 16, 2006, the Trust and several affiliated entities, including the Managing Shareholder, filed lawsuits against the former independent registered public accounting firm for the Trust and several affiliated entities, Perelson Weiner LLP (“Perelson Weiner”), in New Jersey Superior Court. The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Trust and other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and other plaintiffs, alleging breach of contract due to unpaid invoices with a combined total of approximately $1,200. Discovery is ongoing and no trial date has been set. The costs and expenses of this litigation, including adverse judgments, if any, are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds.

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

RIDGEWOOD ELECTRIC POWER TRUST II
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

6.     TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Trust operates pursuant to the terms of a management agreement ("Management Agreement"). The Trust is obligated to pay the Managing Shareholder an annual management fee equal to 1.5% of the Trust’s prior year net asset value, which was $77 and $8 for the years ended December 31, 2008 and 2007, respectively, as compensation for services to the Trust. The management fee is to be paid in monthly installments and, to the extent that the Trust does not pay the management fee on a timely basis, the Trust accrues interest at an annual rate of 10% on the unpaid balance.

For the year ended December 31, 2008, the Trust made management fee payments to the Managing Shareholder of $77. The Trust made no management fee payments to the Managing Shareholder in 2007.  During 2007, the Managing Shareholder forgave $8 of unpaid accrued management fees. In the fourth quarter of 2007, the Managing Shareholder waived its right to reimbursement of $76 relating to professional service fees of the Trust. Any waivers, or forgiveness, by the Managing Shareholder are recorded by the Trust as a deemed capital contribution. The shareholders of the Trust other than the Managing Shareholder were allocated 99% of each contribution and the Managing Shareholder was allocated 1% so that the amount of the contribution allocated offsets the allocation of the recorded expense.

Under the Operating Agreement with the Trust, Ridgewood Power Management (“RPM”), an affiliate of the Managing Shareholder, provides management, purchasing, engineering, planning and administrative services to the projects operated by the Trust. RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. During the years ended December 31, 2008 and 2007, RPM charged the projects $139 and $141, respectively, for overhead items allocated in proportion to the amount invested in projects managed. In addition, for the years ended December 31, 2008 and 2007, RPM charged the projects $860 and $1,008, respectively, for direct expenses incurred. These charges may not be indicative of costs incurred if the Trust were not operated by RPM.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Trust other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders have received distributions in that year equal to 14% per annum of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders other than the Managing Shareholder, have received cumulative distributions equal to their original investment ("Payout"). After Payout, the Managing Shareholder is entitled to receive 20% of all remaining distributions of the Trust. There were no distributions to the Managing Shareholder during 2008 and 2007. The Trust has not yet reached Payout.

Income is allocated to the Managing Shareholder until the profits so allocated equal distributions to the Managing Shareholder. Thereafter, income is allocated among the shareholders other than the Managing Shareholder in proportion to their ownership of the holders of its Investor Shares. If the Trust has net losses for a fiscal period, the losses are allocated 99% to the shareholders other than the Managing Shareholder and 1% to the Managing Shareholder, subject to certain limitations as set forth in the Declaration of Trust. Amounts allocated to shareholders other than the Managing Shareholder are apportioned among them in proportion to their capital contributions.

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

In accordance with the Declaration of Trust, upon or prior to the first distribution in liquidation, the Managing Shareholder is required to contribute to the capital of the Trust an amount equal to any deficit in the tax basis capital account of the Managing Shareholder calculated just prior to such distribution. As of December 31, 2008, the last date such calculation was made, the Managing Shareholder would have been required to contribute $152 to the Trust prior to the Trust making any liquidating distributions.

The Managing Shareholder owns 1.45 investor shares. The Trust granted the Managing Shareholder a single Management Share representing the Managing Shareholder's management rights and rights to distributions of cash flow.

The Trust records short-term receivables from other affiliates in the ordinary course of business. The amounts receivable from the other affiliates do not bear interest.

7.     SUBSEQUENT EVENT

The Trust distributed approximately $2,600 to the holders of its Investor Shares in the first quarter of 2009.