Form 10-Q
period 2009-03-31
RIDGEWOOD ELECTRIC POWER TRUST II
filed 2009-05-06
CIK 895993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of April 30, 2009, there were 235.3775 Investor Shares outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST II
CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS (Liquidation Basis)
(in thousands)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,927	$4,149
Due from affiliates	-	170
Other current assets	45	61

Total assets	$1,972	$4,380

LIABILITIES AND NET ASSETS
Current liabilities:
Accounts payable and accrued expenses	$435	$422

Net assets in liquidation	$1,537	$3,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(Liquidation Basis)
(unaudited, in thousands, except per share data)
Three Months Ended March 31, 2009
Net assets in liquidation, beginning of period	$3,958
Settlement of PG&E litigation	500
Estimated site reclamation accrual	(100)
Liquidation distribution	(2,589)
Adjustment to liquidation accruals	(25)
Other changes in working capital components, net	(207)

Net assets in liquidation, end of period	$1,537

Distributions per Investor Share	$11,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Going Concern Basis)
(unaudited, in thousands, except per share data)
Three Months Ended March 31, 2008

Cost of revenues	$72

Gross loss	(72)

Operating expenses:
General and administrative expenses	433
Management fee to Managing Shareholder	19
Total operating expenses	452

Loss from operations	(524)

Interest income	34

Net loss	$(490)

Managing Shareholder - Net loss	$(5)
Shareholders - Net loss	(485)
Net loss per Investor Share	(2,061)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Going Concern Basis)
(unaudited, in thousands)
Three Months Ended March 31, 2008
Cash flows from operating activities:
Net cash used in operating activities	$(564)

Cash and cash equivalents, beginning of period	5,250
Cash and cash equivalents, end of period	$4,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

1.     DESCRIPTION OF BUSINESS

Ridgewood Electric Power Trust II (the “Trust”) is a Delaware trust formed in November 1992. The Trust began offering shares in January 1993 and concluded its offering in January 1994. The Trust was organized primarily to make investments in projects and businesses in the energy and infrastructure sectors. Ridgewood Renewable Power LLC (the “Managing Shareholder”), a New Jersey limited liability company, is the Managing Shareholder.

The Trust’s accompanying condensed consolidated financial statements include the accounts of the Trust and its wholly-owned subsidiary, Sunnyside Cogeneration Partners, L.P. (“Monterey”). Monterey operated a 5.5 megawatt cogeneration project located in California, which suspended its operations in January 2006. The plant has since been dismantled and the site is undergoing final site reclamation. The Trust has not had any operating revenues since it suspended Monterey’s operations, though it continues to incur certain expenses such as ground lease and maintenance expenses relating to its idle facility.

On December 26, 2008, the Trust’s shareholders approved the dissolution and liquidation of the Trust pursuant to the Plan of Dissolution and Liquidation of Ridgewood Electric Power Trust II (the “Plan of Dissolution”). Under the Plan of Dissolution, the business of the Trust has shifted, and has become limited to the disposal of its remaining assets and resolution of its remaining liabilities. Upon the completion of these activities, the Managing Shareholder expects to distribute any remaining cash to the Trust’s shareholders and then proceed to terminate the Trust and its reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

On March 6, 2009, the Trust made an initial liquidation distribution of $2,589 to the holders of investor shares of beneficial interest (“Investor Shares”). The Trust is required to make adequate provisions to satisfy its known and unknown liabilities, which could substantially delay or limit the Trust’s ability to make future distributions to shareholders. The process of accounting for the Trust’s liabilities, including those that are presently unknown, may involve difficult valuation decisions, which could adversely impact the Trust’s ability to make distributions in a timely manner.

The Plan of Dissolution gives sole authority to the Managing Shareholder to conduct the Trust’s dissolution, liquidation and termination without additional shareholder approval. As of May 6, 2009, the Trust has not been liquidated due to certain environmental issues regarding the winding down activities of Monterey, as discussed in Note 5.

2.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments that are necessary for a fair presentation of the consolidated financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. These condensed consolidated financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 27, 2009 (the “2008 Form 10-K”). No significant changes have been made to the Trust’s accounting policies and estimates disclosed in its 2008 Form 10-K.

The condensed consolidated financial statements for the three months ended March 31, 2008, were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the approval of the Trust’s Plan of Dissolution, the Trust adopted the liquidation basis of accounting, effective December 27, 2008. This basis of accounting is considered appropriate when, among other things, liquidation of the Trust is probable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are valued at their estimated settlement amounts. The conversion from going concern to liquidation basis of accounting required management to make significant estimates and assumptions. On an ongoing basis, the Trust evaluates the estimates and assumptions that can have a significant impact on the Trust’s reported net assets in liquidation. Actual costs and income may differ from these estimates. If there are delays in liquidating the Trust, actual costs incurred during the liquidation process may increase, reducing the amounts available for future distribution.

RIDGEWOOD ELECTRIC POWER TRUST II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

3.     CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At March 31, 2009, cash and cash equivalents did not exceed insured limits.

4.     TRANSACTIONS WITH MANAGING SHAREHOLDER

The Trust operates pursuant to the terms of a management agreement whereby the Trust is obligated to pay the Managing Shareholder an annual management fee equal to 1.5% of the Trust’s prior year net asset value. Management fees recorded were $16 and $19 for the quarters ended March 31, 2009 and 2008, respectively.

In March 2009, the Managing Shareholder contributed $152 to the Trust representing its negative tax basis capital account at December 31, 2008.

5.     COMMITMENTS AND CONTINGENCIES

The Trust will continue to incur expenses through the liquidation process. The Trust will continue to evaluate the estimates and assumptions that can have a significant impact during liquidation.

Monterey has a non-cancelable operating lease which expires in May 2021. Future minimum lease payments as of December 31, 2008 are approximately $12 per annum along with the delivery of by-product steam.  In connection with this lease, Monterey has not delivered by-product steam since it was shut down in January 2006. As a result, Monterey may be subject to penalties by the lessor. No claims have been asserted by the lessor as of May 6, 2009.

In November 2008, Monterey entered into an agreement to terminate the ground lease whereby among other things, Monterey will remove the equipment and complete any required environmental clean-up. Monterey has since removed the equipment, and in February 2009, as part of its wind down activities, Monterey identified a potential soil contamination issue that has been reported to the County of Monterey Board of Health, as required under applicable regulations. These expenses are estimated at $100 and have been reflected as a reduction in net assets. Actual expenses could vary significantly from this estimate. The Trust expects that Monterey will coordinate these activities with the Board of Health. Upon completion of the clean-up work, Monterey anticipates terminating the ground lease, without penalty.

Monterey received notice on December 1, 2005, from Pacific Gas and Electric Company (“PG&E”) directing Monterey to increase its operations from 13 hours, 5 days a week to 24 hours, 7 days a week. However, PG&E had been operating or "dispatching" Monterey on a 13 by 5 basis for over 15 years.  Monterey determined that it could not operate profitably on such a 24 by 7 schedule and was concerned that if it only operated on a 13 by 5 basis, PG&E might refuse to pay for delivered electricity. Monterey requested that PG&E allow Monterey to limit its operations to the 13 by 5 basis, but this request was denied. As a result, effective January 9, 2006, Monterey ceased its operations. Monterey and PG&E filed lawsuits against the other for breach of contract.

Monterey filed a complaint against PG&E in the San Francisco Superior Court on May 16, 2006 (the “Monterey Complaint”).  The Monterey Complaint sought damages for breach of contract and breach of the implied covenant of good faith and fair dealing, asserted a claim for declaratory relief against PG&E, and sought a judicial determination that PG&E’s conduct materially breached the parties’ agreement and justified Monterey’s suspension of performance. Monterey sought damages against PG&E estimated at approximately $5,000.

On May 14, 2007, PG&E filed a complaint in San Francisco Superior Court against Monterey (the “PG&E Complaint”).  The PG&E Complaint arose out of the same transactions and occurrences that gave rise to the Monterey Complaint against PG&E.  PG&E asserted claims for compensatory damages for breach of contract and breach of the implied covenant of good faith and fair dealing as well as “restitution” of capacity payments made to Monterey on a theory of unjust enrichment, and declaratory relief for repayment of capacity payments made to Monterey. PG&E sought restitution damages against Monterey estimated at approximately $4,800.

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

The Trust is also subject to legal proceedings involving ordinary and routine claims related to its business. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are disclosed if considered reasonably possible and accrued if considered probable after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Trust may be required to record additional litigation expense. While it is not possible to predict the outcome of the litigation discussed above with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Trust, based on its evaluation of matters which are pending or asserted, the Trust’s management believes the disposition of such matters will not have a material adverse effect on the Trust’s business or its financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s opinions and estimates as of the date they are made. Although management believes that the expectations reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include, without limitation, possible contingent liabilities and risks associated with the dissolution and liquidation of the Trust, costs incurred in connection with carrying out the Plan of Dissolution, the actual timing of liquidating distributions, and the outcome of the litigation described in Part I, Item 1, Note 5. “Commitments and Contingencies” of this report. Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in the Trust’s 2008 Form 10-K. The Trust undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

Liquidation Basis of Accounting

The condensed consolidated financial statements for the three months ended March 31, 2008, were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the approval of the Trust’s Plan of Dissolution, the Trust adopted the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the Trust is probable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are valued at their estimated settlement amounts. The valuation of assets and liabilities requires management to make significant estimates and assumptions.

Upon conversion to the liquidation basis of accounting, the Trust accrued known estimated values of assets expected to be received and known estimated costs to be incurred in liquidation. The Trust will continue to incur operating costs and receive income from its cash and cash equivalents. On an ongoing basis, the Trust evaluates the estimates and assumptions that can have a significant impact on the Trust’s reported net assets in liquidation. Actual costs and income may differ materially and adversely from these estimates. If there are delays in liquidating the Trust, actual costs incurred during the liquidation process may increase, reducing the amounts available for future distribution.

Critical Accounting Policies and Estimates

The discussion and analysis of the Trust’s financial condition and results of operations are based upon the Trust’s condensed consolidated financial statements, which have been prepared in conformity with GAAP. In preparing these financial statements, the Trust is required to make certain estimates, judgments and assumptions that affect the reported amount of the Trust’s assets, liabilities, revenues and expenses including the disclosure of contingent assets and liabilities, as well as the reported amounts of changes in net assets. The estimates also affect the reported estimated value of net realizable assets and settlement of liabilities. The Trust evaluates these estimates and assumptions on an ongoing basis. The Trust bases its estimates and assumptions on historical experience and on various other factors that the Trust believes to be reasonable at the time the estimates and assumptions are made. However, future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates and assumptions under different circumstances or conditions, and such differences may be material to the condensed consolidated financial statements. No material changes have been made to the Trust’s critical accounting policies and estimates disclosed in its 2008 Form 10-K.

Results of Operations and Changes in Financial Condition

As the Trust adopted the liquidation basis of accounting effective December 27, 2008, any costs incurred and income received in 2009 will be included in the condensed consolidated statement of changes in net assets. Condensed consolidated statement of operations and statement of cash flows are presented on a going concern basis of accounting and therefore only include results for the three months ended March 31, 2008 and, as a result, no comparative discussion is presented.

Future Liquidity and Capital Resource Requirements

The Trust believes that it has sufficient remaining cash and cash equivalents to provide working capital while the Trust is in liquidation. The Trust intends to distribute excess cash, if any, to its shareholders after liquidating its assets and satisfying its liabilities.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments

There have been no material changes in the off-balance sheet arrangements and contractual obligations and commitments disclosed in the Trust's 2008 Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Exchange Act, the Trust’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Trust’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by a registrant in reports filed pursuant to the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Monterey received notice on December 1, 2005, from PG&E directing Monterey to increase its operations from 13 hours, 5 days a week to 24 hours, 7 days a week. However, PG&E had been operating or "dispatching" Monterey on a 13 by 5 basis for over 15 years.  Monterey determined that it could not operate profitably on such a 24 by 7 schedule and was concerned that if it only operated on a 13 by 5 basis, PG&E might refuse to pay for delivered electricity. Monterey requested that PG&E allow Monterey to limit its operations to the 13 by 5 basis, but this request was denied. As a result, effective January 9, 2006, Monterey ceased its operations. Monterey and PG&E filed lawsuits against the other for breach of contract.

Monterey filed a complaint against PG&E in the San Francisco Superior Court on May 16, 2006.  The Monterey Complaint sought damages for breach of contract and breach of the implied covenant of good faith and fair dealing, asserted a claim for declaratory relief against PG&E, and sought a judicial determination that PG&E’s conduct materially breached the parties’ agreement and justified Monterey’s suspension of performance. Monterey sought damages against PG&E estimated at approximately $5 million.

On May 14, 2007, PG&E filed a complaint in San Francisco Superior Court against Monterey.  The PG&E Complaint arose out of the same transactions and occurrences that gave rise to the Monterey Complaint against PG&E.  PG&E asserted claims for compensatory damages for breach of contract and breach of the implied covenant of good faith and fair dealing as well as “restitution” of capacity payments made to Monterey on a theory of unjust enrichment, and declaratory relief for repayment of capacity payments made to Monterey. PG&E sought restitution damages against Monterey estimated at approximately $4.8 million.

The claims made by PG&E were made solely against Monterey and did not involve any claims against the Trust. In March 2008, Monterey and PG&E reached a settlement agreement whereby PG&E would pay Monterey $500,000, each party would release the other from all claims and the electricity contract with PG&E would terminate. This settlement was contingent upon receipt of final and non-appealable approval from the CPUC of PG&E’s ability to recover the settlement amount in its rate base. CPUC granted the approval on December 4, 2008, but was subject to CPUC appeal procedures which expired in January 2009. On January 12, 2009, PG&E paid $500,000 to Monterey and since then, both PG&E and Monterey have filed final dismissals of their lawsuits.

On August 16, 2006, the Trust and several affiliated entities, including the Managing Shareholder, filed lawsuits against the former independent registered public accounting firm for the Trust and several affiliated entities, Perelson Weiner, in New Jersey Superior Court. The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Trust and other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and other plaintiffs, alleging breach of contract due to unpaid invoices with a combined total of approximately $1.2 million. Discovery is ongoing and no trial date has been set. The costs and expenses of this litigation, including adverse judgments, if any, are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds.

ITEM 1A.  RISK FACTORS

Not required.

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

RIDGEWOOD ELECTRIC POWER TRUST II

Date: May 6, 2009	By:	/s/ Randall D. Holmes
Randall D. Holmes
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2009	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)