Form 10-Q
period 2009-06-30
RIDGEWOOD ELECTRIC POWER TRUST II
filed 2009-08-05
CIK 895993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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

As of July 31, 2009, there were 235.3775 Investor Shares outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST II
CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(in thousands)

	June 30,	December 31,
	2009	2008
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,749	$4,149
Due from affiliates	4	170
Other current assets	31	61

Total assets	$1,784	$4,380

LIABILITIES AND NET ASSETS
Current liabilities:
Accounts payable and accrued expenses	$247	$422

Net assets in liquidation	$1,537	$3,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
(unaudited, in thousands, except per share data)

Net assets in liquidation, December 31, 2008	$3,958
Settlement of litigation	500
Estimated site reclamation accrual	(100)
Liquidation distribution	(2,589)
Adjustments to liquidation accruals	(25)
Other changes in working capital components, net	(207)
Net assets in liquidation, March 31, 2009	1,537

Change in net assets in liquidation from March 31, 2009 to June 30, 2009	-

Net assets in liquidation, June 30, 2009	$1,537

Distributions per Investor Share during six months ended June 30, 2009	$11,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Going Concern Basis)
(unaudited, in thousands, except per share data)

	Six Months Ended	Three Months Ended
	June 30, 2008	June 30, 2008

Cost of revenues	$141	$69

Gross loss	(141)	(69)

Operating expenses:
General and administrative expenses	515	82
Management fee to Managing Shareholder	38	19
Total operating expenses	553	101

Loss from operations	(694)	(170)

Other income:
Interest income	51	17
Other income	26	26
Total other income	77	43

Net loss	$(617)	$(127)

Managing Shareholder - Net loss	$(6)	$(1)
Shareholder - Net loss	(611)	(126)
Net loss per Investor Share	(2,595)	(534)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Going Concern Basis)
(unaudited, in thousands)

Six Months Ended
June 30, 2008
Cash flows from operating activities:
Net cash used in operating activities	$(786)

Cash and cash equivalents, beginning of period	5,250

Cash and cash equivalents, end of period	$4,464

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

On March 6, 2009, the Trust made an initial liquidation distribution of $2,589 to the holders of investor shares of beneficial interest. The Trust is required to make adequate provisions to satisfy its known and unknown liabilities, which could substantially delay or limit the Trust’s ability to make future distributions to shareholders. The process of accounting for the Trust’s liabilities, including those that are presently unknown, may involve difficult valuation decisions, which could adversely impact the Trust’s ability to make distributions in a timely manner.

The Plan of Dissolution gives sole authority to the Managing Shareholder to conduct the Trust’s dissolution, liquidation and termination without additional shareholder approval. As of August 5, 2009, the Trust has not been liquidated due to certain environmental issues regarding the winding down activities of Monterey, as discussed in Note 6.

2.             BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments that are necessary for a fair presentation of the consolidated financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. These condensed consolidated financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 27, 2009 (the “2008 Form 10-K”). No significant changes have been made to the Trust’s accounting policies and estimates disclosed in its 2008 Form 10-K.

The condensed consolidated financial statements for the six and three months ended June 30, 2008, were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the approval of the Trust’s Plan of Dissolution, the Trust adopted the liquidation basis of accounting, effective December 27, 2008. This basis of accounting is considered appropriate when, among other things, liquidation of the Trust is probable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are valued at their estimated settlement amounts. The conversion from going concern to liquidation basis of accounting required management to make significant estimates and assumptions. On an ongoing basis, the Trust evaluates the estimates and assumptions that can have a significant impact on the Trust’s reported net assets in liquidation. Actual costs and income may differ from these estimates. If there are delays in liquidating the Trust, actual costs incurred during the liquidation process may increase, reducing the amounts available for future distribution.

RIDGEWOOD ELECTRIC POWER TRUST II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

The Trust has evaluated subsequent events and transactions through August 5, 2009, the date of the issuance of its financial statements, and concluded that there were no such events and transactions that require adjustment to, or disclosure in, the notes to the condensed consolidated financial statements.

3.             CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At June 30, 2009, cash and cash equivalents did not exceed government-insured limits.

4.             TRANSACTIONS WITH MANAGING SHAREHOLDER

The Trust operates pursuant to the terms of a management agreement whereby the Trust is obligated to pay the Managing Shareholder an annual management fee equal to 1.5% of the Trust’s prior year net asset value. Management fees recorded were $31 and $38 for the six months ended June 30, 2009 and 2008, respectively, and $15 and $19 for the three months ended June 30, 2009 and 2008, respectively.

In March 2009, the Managing Shareholder contributed $152 to the Trust representing its negative tax basis capital account at December 31, 2008.

5.             LITIGATION SETTLEMENT

In March 2008, Monterey and Pacific Gas and Electric Company (“PG&E”) reached a settlement agreement with respect to a dispute under a long-term electricity supply contract whereby PG&E would pay Monterey $500, each party would release the other from all claims and the electricity contract with PG&E would terminate. This settlement was contingent upon receipt of final and non-appealable approval from the California Public Utilities Commission (“CPUC”). CPUC granted the approval on December 4, 2008, but was subject to CPUC appeal procedures which expired in January 2009. On January 12, 2009, PG&E paid $500 to Monterey and since then, both PG&E and Monterey have filed final dismissals of their lawsuits.

6.             COMMITMENTS AND CONTINGENCIES

The Trust will continue to incur expenses through the liquidation process. The Trust will continue to evaluate the estimates and assumptions that can have a significant impact on the net assets of the Trust during liquidation.

Monterey has a non-cancelable operating lease which expires in May 2021. Future minimum lease payments as of June 30, 2009 are approximately $12 per annum along with the delivery of by-product steam.  In connection with this lease, Monterey has not delivered by-product steam since it was shut down in January 2006. As a result, Monterey may be subject to penalties by the lessor. No claims have been asserted by the lessor as of August 5, 2009.

In November 2008, Monterey entered into an agreement to terminate the ground lease whereby among other things, Monterey agreed to remove the equipment and complete any required environmental clean-up. Monterey has since removed the equipment, and in February 2009, as part of its wind down activities, Monterey identified a potential soil contamination issue that has been reported to the County of Monterey Board of Health, as required under applicable regulations. Remediation expenses are estimated at $100 and have been reflected as a reduction in net assets in the first quarter of 2009. Actual expenses could vary significantly from this estimate. Monterey is coordinating these activities with the Board of Health. Upon completion of the clean-up work, Monterey anticipates terminating the ground lease, without penalty.

On August 16, 2006, the Trust and several affiliated entities, including the Managing Shareholder, filed lawsuits against the former independent registered public accounting firm for the Trust and several affiliated entities, Perelson Weiner LLP (“Perelson Weiner”), in New Jersey Superior Court. The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Trust and other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and other plaintiffs, alleging breach of contract due to unpaid invoices with a combined total of approximately $1,200. Discovery is ongoing and a trial date of December 1, 2009 has been set. The costs and expenses of this litigation, including adverse judgments, if any, are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds.

RIDGEWOOD ELECTRIC POWER TRUST II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

The Trust is also subject to legal proceedings involving ordinary and routine claims related to its business. The ultimate legal and financial liability with respect to all such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are disclosed if considered reasonably possible and accrued if considered probable after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Trust may be required to record additional litigation expense. While it is not possible to predict the outcome of the litigation discussed above with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Trust, based on its evaluation of matters which are pending or asserted, the Trust’s management believes the disposition of such matters will not have a material adverse effect on the Trust’s business or its financial condition or results of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s expectations, opinions and estimates as of the date they are made. Although management believes that these expectations, opinions and estimates reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include:

•
possible contingent liabilities and risks associated with the dissolution and liquidation of the Trust, including without limitation the matters discussed in Part 1, Item 1, Note 6. “Commitments and Contingencies” of this report,

•	costs incurred in connection with carrying out the Plan of Dissolution,
•	the actual timing of the completion of the liquidation process and any liquidating distributions, and
•	the outcome of the matters described in Part I, Item 1, Note 6. “Commitments and Contingencies” of this report.

Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in this report and in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in the Trust’s 2008 Form 10-K. Any forward-looking statement that the Trust makes, speaks only as of the date of this report. The Trust undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

Liquidation Basis of Accounting

The condensed consolidated financial statements for the six and three months ended June 30, 2008, were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the approval of the Trust’s Plan of Dissolution, the Trust adopted the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the Trust is probable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are valued at their estimated settlement amounts. The valuation of assets and liabilities requires management to make significant estimates and assumptions.

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

Results of Operations and Changes in Financial Condition

As the Trust adopted the liquidation basis of accounting effective December 27, 2008, any costs incurred and income received in 2009 will be included in the condensed consolidated statement of changes in net assets. There was no activity during the second quarter of 2009 that resulted in a change in total net assets in liquidation as compared to March 31, 2009. Condensed consolidated statement of operations and statement of cash flows are presented on a going concern basis of accounting and therefore only include results for the 2008 period and as a result, no comparative discussion is presented.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Exchange Act, the Trust’s management, with the participation of the Trust’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by a registrant in reports filed pursuant to the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed in the Trust’s Current Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 6, 2009.

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

RIDGEWOOD ELECTRIC POWER TRUST II

Date: August 5, 2009	By:	/s/ Randall D. Holmes
Randall D. Holmes
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2009	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)