Form 10-K
period 2009-12-31
RIDGEWOOD ELECTRIC POWER TRUST II
filed 2010-04-12
CIK 895993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Investor Shares of Beneficial Interest
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☑

There is no market for the Investor Shares. The number of Investor Shares outstanding at February 28, 2010 was 235.3775.

FORM 10-K

PART I

Forward-Looking Statements

Certain statements discussed in Item 1. “Business”, Item 3. “Legal Proceedings”, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s expectations, opinions and estimates as of the date they are made. Although management believes that the expectations, opinions and estimates reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include:

•
possible contingent liabilities and risks associated with the dissolution and liquidation of the Trust, including, without limitation, settlement of the Trust’s liabilities and obligations, and the outcome of the matters described in Item 3. “Legal Proceedings” of this report,

•	costs incurred in connection with the carrying out of the plan of liquidation and dissolution of the Trust, and
•	the actual timing of the completion of the liquidation process, including the amount and timing of any liquidating distributions.

Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in this Annual Report on Form 10-K. Any forward-looking statement that the Trust makes, speaks only as of the date of this report. The Trust undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

PART I

ITEM 1.  BUSINESS

Overview

Ridgewood Electric Power Trust II (the “Trust”) is a Delaware trust formed on November 20, 1992 primarily to make investments in projects and businesses in the energy and infrastructure sectors. The Managing Shareholder of the Trust is Ridgewood Renewable Power LLC, a New Jersey limited liability company (the “Managing Shareholder” or “RRP”). As the Managing Shareholder, RRP has direct and exclusive control over the management and operations of the Trust.

Historically, the Trust focused primarily on small-scale electricity generation projects. These projects allowed the Trust to develop secure long-term positions in attractive specialty markets for products and services provided by its projects and companies. The Trust’s final project was a wholly-owned investment in a 5.5 megawatt (“MW”) cogeneration project, located in California, which suspended its operations in January 2006. During 2009, the plant was dismantled and the site has been reclaimed after the settlement of a dispute with its only customer, as discussed below.  The Trust has not had any operating revenues since it suspended the cogeneration operations, though it continued to incur certain expenses relating to its idle facility.

On December 26, 2008, the Trust’s shareholders approved the Plan of Dissolution and Liquidation of Ridgewood Electric Power Trust II (the “Plan of Dissolution”). Under the Plan of Dissolution, the business of the Trust shifted, and became limited to the disposal of its remaining assets and resolution of its remaining liabilities. Upon the completion of these activities, the Managing Shareholder expects to distribute any remaining cash to the Trust’s shareholders and then proceed to terminate the Trust and its reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Trust is required to make adequate provision to satisfy its known and unknown liabilities, which could substantially delay or limit the Trust’s ability to make future distributions to shareholders. The process of accounting for the Trust’s liabilities, including those that are presently unknown, may involve difficult valuation decisions, which could adversely impact the Trust’s ability to make distributions in a timely manner.

The Plan of Dissolution gives sole authority to the Managing Shareholder to conduct the Trust’s dissolution, liquidation and termination without additional shareholder approval. As of April 12, 2010, the Trust has not been liquidated primarily due to on-going litigation discussed in Item 3. “Legal Proceedings”.

There is no public market for the Trust’s investor shares of beneficial interest (“Investor Shares”) and one is not likely to develop. In addition, Investor Shares are subject to significant restrictions on transfer and resale and cannot be transferred or resold except in accordance with the Trust’s Declaration of Trust (“Declaration of Trust”) and applicable federal and state securities laws.

Managing Shareholder

RRP, via a predecessor corporation, was founded in 1991 by Robert E. Swanson. As the Managing Shareholder, RRP has direct and exclusive control over the management of the Trust’s operations.

RRP performed, or arranged for the performance of, the operation and maintenance of the projects invested in by the Trust and continues to perform the management and administrative services required for Trust operations. Among other services, RRP administers the accounts, including tax and other financial information, and handles relations with the shareholders. RRP also provides the Trust with office space, equipment and facilities and other services necessary for its operation. Effective upon the approval of the Plan of Dissolution, the Managing Shareholder has sole authority to dissolve, liquidate and terminate the Trust.

As compensation for its management services, the Managing Shareholder is entitled to (i) an annual management fee, payable monthly, equal to 1.5% of the prior year net asset value of the Trust, and (ii) a 20% interest in the cash distributions made by the Trust in excess of certain threshold amounts expressed in terms of shareholder returns, which have not been, and are not expected to be, achieved by the Trust. The Managing Shareholder is also entitled to receive reimbursement from the Trust for operating expenses incurred by the Trust, or on behalf of the Trust and paid by RRP, as the Managing Shareholder. RRP has arranged for administrative functions required to be performed for the Trust to be performed by an affiliate, Ridgewood Power Management LLC (“RPM”), and at RPM’s costs, such costs are reimbursed to RPM by the Trust. RRP also serves as the managing shareholder (or managing member as appropriate) of a number of affiliated trusts and investment vehicles similar to the Trust and, through RPM, provides services to those entities similar to those provided to the Trust.

Affiliates of RRP act on behalf of a number of investment vehicles in the oil and gas and venture capital sectors in a manner similar to that for which RRP serves on behalf of the Trust.

Monterey

In January 1995, the Trust purchased 100% of the equity interests in Sunnyside Cogeneration Partners, L.P., which owned a 5.5MW cogeneration project located in Salinas, Monterey County, California (“Monterey”). Monterey began operations in 1991 using natural gas fired reciprocating engines to generate electricity for sale to its sole customer, Pacific Gas and Electric Company ("PG&E") under a long term contract which was scheduled to expire in 2020.

Monterey received notice on December 1, 2005 from PG&E directing Monterey to increase its operations from 13 hours, 5 days a week to 24 hours, 7 days a week. Monterey requested that PG&E limit its operations to the 13 by 5 basis, but this request was denied. As a result, effective January 9, 2006, Monterey ceased its operations.  Monterey and PG&E each filed lawsuits against the other for breach of contract. In March 2008, Monterey and PG&E reached a settlement agreement with respect to a dispute under a long-term electricity supply contract whereby PG&E agreed to pay Monterey $0.5 million, each party agreed to release the other from all claims and the long-term electricity contract with PG&E would terminate. This settlement was contingent upon receipt of final and non-appealable approval from the California Public Utilities Commission, which was received in December 2008. In January 2009, PG&E paid $0.5 million to Monterey and both PG&E and Monterey subsequently filed final dismissals of their respective lawsuits.

Monterey had a non-cancelable ground lease covering its site, which was scheduled to expire in May 2021 with minimum annual lease payments, including the delivery of cogeneration steam. However, in November 2008, Monterey entered into an agreement to terminate the ground lease whereby among other things, Monterey agreed to remove its equipment and complete any required environmental clean-up. As part of the wind down activities, in February 2009, Monterey identified a potential soil contamination issue, which was reported to the County of Monterey Board of Health. Monterey removed its equipment and completed the clean-up work by December 2009, and effective March 31, 2010, Monterey terminated its ground-lease, without penalty.

Insurance

The Trust has in place, either directly or through investee companies, insurance typical for activities such as those conducted by the Trust or its investee companies. These policies include property and casualty, business interruption and workman’s compensation insurance, which the Trust believes to be appropriate.

Employees

The Trust does not have employees. The activities of the Trust are performed either by employees of the Managing Shareholder or its affiliates.

Offices

The principal office of the Trust is located at 1314 King Street, Wilmington, Delaware, 19801 and its phone number is 302-888-7444. The Managing Shareholder’s principal office is located at 14 Philips Parkway, Montvale, New Jersey, 07645 and its phone number is 201-447-9000.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Information regarding the Trust’s properties is contained in Item 1. “Business”.

ITEM 3.  LEGAL PROCEEDINGS

On August 16, 2006, the Trust and several affiliated entities, including the Managing Shareholder, filed lawsuits against the former independent registered public accounting firm for the Trust and several affiliated entities, Perelson Weiner LLP (“Perelson Weiner”), in New Jersey Superior Court. The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Trust and other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and other plaintiffs, alleging breach of contract due to unpaid invoices with a combined total of approximately $1.2 million. Discovery is ongoing and a trial date is currently scheduled for May 17, 2010. The costs and expenses of this litigation, including adverse judgments, if any, are being paid by the Managing Shareholder and affiliated management companies and not the underlying investment funds.

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There has never been an established public trading market for the Trust’s Investor Shares.

Holders

As of February 28, 2010, there were 533 holders of Investor Shares.

Dividends

The Trust made no distributions for the year ended December 31, 2008. Trust distributions for the year ended December 31, 2009 were as follows (in thousands, except per share data):

Distributions to Investors	$2,589
Distributions per Investor Share	11,000

The Trust anticipates making additional distributions to the holders of Investor Shares if it is determined that the Trust has cash in excess of amounts needed to satisfy its remaining liabilities and complete the liquidation process.

ITEM 6.  SELECTED FINANCIAL DATA

Not required.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Trust’s Consolidated Financial Statements and Notes which appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. The Trust’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in “Forward-Looking Statements” and elsewhere  in this Annual Report on Form 10-K.

Overview

The Trust is a Delaware trust formed on November 20, 1992 primarily to make investments in projects and businesses in the energy and infrastructure sectors. RRP, a New Jersey limited liability company, is the Managing Shareholder of the Trust and has direct and exclusive control over the management and operations of the Trust.

Historically, the Trust focused primarily on small-scale electricity generation projects. These projects allowed the Trust to develop secure long-term positions in attractive specialty markets for products and services provided by its projects and companies.

The Trust’s accompanying consolidated financial statements include the accounts of the Trust and its wholly-owned subsidiary, Monterey. Monterey operated a 5.5MW cogeneration project located in California, which had suspended its operations in January 2006. During 2009, the plant was dismantled and the site has been reclaimed after the settlement of a dispute with PG&E. The Trust did not have any operating revenues since it suspended the cogeneration operations, though it continued to incur certain expenses such as ground lease and maintenance expenses relating to its idle facility.

On December 26, 2008, the Trust’s shareholders approved the Plan of Dissolution and it became effective upon such approval. Under the Plan of Dissolution, the business of the Trust shifted, and became limited to the disposal of its remaining assets and resolution of its remaining liabilities. Upon the completion of these activities, the Managing Shareholder expects to distribute any remaining cash to the Trust’s shareholders and then proceed to terminate the Trust and its reporting obligation under the Exchange Act. The Plan of Dissolution gives sole authority to the Managing Shareholder to conduct the Trust’s dissolution, liquidation and termination without additional shareholder approval. As of the date of this filing, the Trust has not been liquidated primarily due to on-going litigation discussed in Item 3. “Legal Proceedings”.

Liquidation Basis of Accounting

The consolidated financial statements for the period from January 1, 2008 to December 26, 2008, were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. Upon the effectiveness of the Trust’s Plan of Dissolution, the Trust adopted the liquidation basis of accounting, effective December 27, 2008. This basis of accounting is considered appropriate when, among other things, liquidation of the Trust is probable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are valued at their estimated settlement amounts. The valuation of assets and liabilities requires management to make significant estimates and assumptions.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Trust’s financial condition and results of operations are based upon the Trust’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing these financial statements, the Trust is required to make certain estimates and assumptions that affect the reported amounts of the Trust’s assets, liabilities, revenues and expenses, including the disclosure of contingent assets and liabilities, as well as the reported amounts of changes in net assets. The estimates also affect the reported estimated value of net realizable assets and settlement of liabilities. The Trust evaluates these estimates and assumptions on an ongoing basis. The Trust bases its estimates and assumptions on historical experience and on various other factors that the Trust believes to be reasonable at the time the estimates and assumptions are made. However, future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates and assumptions under different circumstances or conditions, and such differences may be material to the consolidated financial statements.

Results of Operations and Changes in Financial Condition

As the Trust adopted the liquidation basis of accounting effective December 27, 2008, any subsequent costs incurred and income received is included in consolidated statements of changes in net assets. During 2009, net assets in liquidation decreased by $2.7 million, from $4 million to $1.3 million, primarily due to $2.6 million in shareholder distributions, approximately $0.3 million incurred in reclamation costs, $0.3 million in adjustments to liquidation accruals resulting from changes in estimated legal fees, accounting fees, insurance and severance expenses related to wind-down activities of the Trust, partially offset by $0.5 million received in settlement of the PG&E litigation.

The consolidated statements of operations and the statement of cash flows are presented on a going concern basis of accounting and therefore only include results from January 1, 2008 to December 26, 2008 and as a result, no comparative discussion is presented.

Future Liquidity and Capital Resource Requirements

The Trust believes it has sufficient cash and cash equivalents to provide working capital for the next 12 months. The Trust intends to distribute excess cash to its shareholders after liquidating its assets and satisfying its liabilities. Prior to December 31, 2009, the Trust had advanced $1.5 million to the Managing Shareholder primarily to fund an investor distribution. This distribution has not yet occurred, and on January 13, 2010, the money was repaid back to the Trust.

Off-Balance Sheet Arrangements

None.

Contractual Obligations and Commitments

At December 31, 2009, Monterey had a non-cancelable operating ground lease which was scheduled to expire in May 2021. Future minimum lease payments as of December 31, 2009 are approximately $12,000 per annum along with the delivery of by-product steam. In connection with this lease, Monterey did not deliver by-product steam since it suspended its operations in January 2006. As of the date of this filing, no claims have been asserted by the lessor and, subsequent to year end, the matter was resolved by both the parties, without penalty.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Trust, including the notes thereto and the report of the Trust’s Independent Registered Public Accounting Firm thereon, are presented beginning on page F-1 of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the Trust’s management, with the participation of the Trust’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Trust in reports filed pursuant to Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by the Trust is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Trust. The Trust’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management of the Trust, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2009.  In making this assessment, management of the Trust used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting — Guidance for Smaller Public Companies. Based on this evaluation, the Trust’s management concluded that as of December 31, 2009, the Trust’s internal controls over financial reporting were effective.

This Annual Report on Form 10-K does not include an attestation report of the Trust’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Trust’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Trust to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Each of the executive officers of the Trust also serves as an executive officer of the Managing Shareholder. The executive officers of the Trust are as follows:

Name, Age and Position with Registrant	Officer Since
Randall D. Holmes, 62
President and Chief Executive Officer	2004
Robert E. Swanson, 63
Chairman	1997
Jeffrey H. Strasberg, 52
Executive Vice President and Chief Financial Officer	2007
Daniel V. Gulino, 49
Senior Vice President, General Counsel and Secretary	2000

Set forth below is the name of and certain biographical information regarding the executive officers of the Trust:

Randall D. Holmes has served as President and Chief Executive Officer of the Trust, the Managing Shareholder and other trusts and limited liability companies since January 2006 and served as Chief Operating Officer of the Trust, the Managing Shareholder and affiliated Ridgewood Power trusts and limited liability companies from January 2004 until January 2006. Prior to such time, Mr. Holmes served as the primary outside counsel to and has represented the Managing Shareholder and its affiliates since 1991. Immediately prior to being appointed Chief Operating Officer, Mr. Holmes was counsel to Downs Rachlin Martin PLLC (“DRM”). DRM is one of the primary outside counsel to the Trust, the Managing Shareholder and its affiliates. Mr. Holmes is a graduate of Texas Tech University and the University of Michigan Law School. He is a member of the New York State Bar.

Robert E. Swanson has served as Chairman of the Trust, the Managing Shareholder and affiliated trusts and limited liability companies since their inception. From their inception until January 2006, Mr. Swanson also served as their Chief Executive Officer. Mr. Swanson is the controlling member of the Managing Shareholder, as well as Ridgewood Energy and Ridgewood Capital, affiliates of the Trust. Mr. Swanson has been President and registered principal of Ridgewood Securities since its formation in 1982, has served as the Chairman of the Board of Ridgewood Capital since its organization in 1998 and has served as Chief Executive Officer of Ridgewood Energy since its inception in 1982. Mr. Swanson is a member of the New York State and New Jersey State Bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

Jeffrey H. Strasberg has served as Executive Vice President and Chief Financial Officer of the Trust, the Managing Shareholder and affiliated trusts and limited liability companies since May 2007. Mr. Strasberg also serves as Senior Vice President and Chief Financial Officer of Ridgewood Capital and affiliated limited liability companies and Ridgewood Securities and has done so since April 2005. Mr. Strasberg joined Ridgewood Capital in 1998 where his initial responsibilities were to serve as interim Chief Financial Officer of various portfolio companies in which Ridgewood Capital trusts had interests. Mr. Strasberg is a Certified Public Accountant and a graduate of the University of Florida.

Daniel V. Gulino has served as Senior Vice President and General Counsel of the Trust, the Managing Shareholder and affiliated trusts and limited liability companies since 2000 and was appointed Secretary in February 2007. Mr. Gulino also serves as Senior Vice President and General Counsel of Ridgewood Energy, Ridgewood Capital, Ridgewood Securities and affiliated trusts and limited liability companies and has done so since 2000. Mr. Gulino is a member of the New Jersey State and Pennsylvania State Bars. He is a graduate of Fairleigh Dickinson University and Rutgers University School of Law.

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

The Managing Shareholder also has been responsible for making investment and divestment decisions, subject to the provisions of the Declaration of Trust. The Managing Shareholder is obligated to pay the compensation of the personnel and administrative and service expenses necessary to perform the foregoing obligations. The Trust pays all other expenses of the Trust, including transaction expenses, valuation costs, expenses of preparing and printing periodic reports for shareholders and the SEC, postage for Trust mailings, SEC fees, interest, taxes, legal, accounting and consulting fees, litigation expenses and other expenses properly payable by the Trust. The Trust reimburses the Managing Shareholder for all such Trust expenses paid by the Managing Shareholder.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the Trust’s executive officers and directors, and persons who own more than 10% of a registered class of the Trust’s equity securities, to file reports of ownership and changes in ownership with the SEC. During the past fiscal year, the Managing Shareholder believes that all filings required to be made by the Trust’s executive officers pursuant to Section 16(a) of the Exchange Act have been timely filed with the SEC. The Trust has no directors or 10% shareholders.

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

ITEM 11.  EXECUTIVE COMPENSATION

During 2009 and 2008, the executive officers of the Trust did not receive compensation directly from the Trust or any of its subsidiaries. They provide managerial services to the Trust in accordance with the terms of the Trust’s Declaration of Trust and the Operating Agreement. The Managing Shareholder or affiliated management companies, determines and pays the compensation of these officers. Each of the executive officers of the Trust also serves as an executive officer of the Managing Shareholder and other trusts managed by the Managing Shareholder and its affiliates.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Trust’s Investor Shares as of February 28, 2010 (no person owns more than 5%) by:

•	each executive officer of the Trust (there are no directors); and
•	all of the executive officers of the Trust as a group.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all Investor Shares shown as beneficially owned by them. Percentage of beneficial ownership is based on 235.3775 Investor Shares outstanding at February 28, 2010. Other than as set forth below, no officer of the Trust owns any shares of the Trust.

Name of beneficial owner	Number of shares (1)	Percent
Ridgewood Renewable Power LLC (Managing Shareholder) Robert E. Swanson, controlling member	1.45	*
Executive officers as a group	1.45	*
 _________________________________
*             Represents less than one percent.

(1)      Does not include a management share in the Trust representing the beneficial interests and management rights of the Managing Shareholder in its capacity as the Managing Shareholder. The management share owned by the Managing Shareholder is the only issued and outstanding management share of the Trust. The management rights of the Managing Shareholder are described in further detail in Item 1. “Business – Managing Shareholder”. The Managing Shareholder’s beneficial interest in cash distributions of the Trust and its allocable share of the Trust’s net profits and net losses and other items attributable to the management share are described in further detail below in Item 13. “Certain Relationships and Related Transactions, and Director Independence”.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Trust’s Management Agreement, the Trust paid the Managing Shareholder an annual management fee of $62,000 and $77,000 for the years ended December 31, 2009 and 2008, respectively, as compensation for the services the Managing Shareholder provides to the Trust, which was equal to 1.5% of the Trust’s prior year net asset value. The management fee is to be paid in monthly installments and, to the extent that the Trust does not pay the management fee on a timely basis, the Trust accrues interest at an annual rate of 10% on the unpaid balance.

Under the Operating Agreement with the Trust, RPM provides management, purchasing, engineering, planning and administrative services to the projects operated by the Trust. RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. For each of the years ended December 31, 2009 and 2008, RPM charged the projects $0.1 million for overhead items allocated in proportion to the amount invested in projects managed. In addition, for the years ended December 31, 2009 and 2008, RPM charged the projects $0.4 million and $0.3 million, respectively, for direct expenses allocated in proportion to the amount invested in projects managed. These charges may not be indicative of costs incurred if the projects were not operated by RPM.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Trust other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders have received distributions in that year equal to 14% per annum of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 20% of all remaining distributions of the Trust. There were no distributions made to the Managing Shareholder for the years ended December 31, 2009 and 2008. The Trust has not yet reached Payout and is not expected to do so.

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

In accordance with the  Declaration of Trust, upon or prior to the first distribution by the Trust in liquidation, the Managing Shareholder is required to contribute to the capital of the Trust an amount equal to any deficit in the tax basis capital account of the Managing Shareholder calculated just prior to the date of such distribution. In March 2009, the Managing Shareholder contributed $152,000 to the Trust representing its negative tax basis capital account at December 31, 2008.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees and services rendered by Grant Thornton LLP, the Trust’s principal independent registered public accounting firm, for the years ended December 31, 2009 and 2008 (in thousands).

	2009	2008
Audit fees	$79	$95
Tax fees1	17	13
Total	$96	$108

 1 Tax fees consisted principally of tax compliance, planning and advisory services as well as tax examination services.

Audit Committee Pre-Approval Policy

The Managing Shareholder pre-approves on an annual basis all audit and permitted non-audit services that may be performed by the Trust’s independent registered public accounting firm, including the audit engagement terms and fees, and also pre-approves any detailed types of audit-related and permitted tax services to be performed during the year. The Managing Shareholder pre-approves permitted non-audit services on an engagement-by-engagement basis. All of the services listed in the table above were pre-approved by the Managing Shareholder.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)     Consolidated Financial Statements

           See the Index to Consolidated Financial Statements on Page F-1 of this report.

(a)(2)      Consolidated Financial Statement Schedules

   Not applicable.

(a)(3)      Exhibits

Exhibits required by Section 601 of Regulation S-K:

Exhibit No.		Description

2		Plan of Dissolution and Liquidation of Ridgewood Electric Power Trust II (incorporated by reference to Annex A to the Registrant’s Definitive Schedule 14A filed with the SEC on December 5, 2008)

3	(i)(A)	Certificate of Trust of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 10 filed with the SEC on February 27, 1993)

3	(i)(B)
Certificate of Amendment to the Certificate of Trust of the Registrant filed with the Delaware Secretary of State on December 18, 2003 (incorporated by reference to Exhibit 3(i)(B) to the Registrant’s Annual Report on Form 10-K filed with the SEC on December 14, 2007)

3	(ii)(A)
Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 4 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on November 17, 1993, SEC File No. 000-21034)

3	(ii)(B)
January 2000 Amendment to Declaration of Trust by Consent of the Registrant (incorporated by reference to Exhibit 3(ii)(B) to the Registrant’s Annual Report on Form 10-K filed with the SEC on December 14, 2007)

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

RIDGEWOOD ELECTRIC POWER TRUST II

Date: April 12, 2010	By:	/s/ Randall D. Holmes
Randall D. Holmes
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Randall D. Holmes	President and Chief Executive Officer	April 12, 2010
Randall D. Holmes	(Principal Executive Officer)

/s/ Jeffrey H. Strasberg	Executive Vice President and Chief Financial Officer	April 12, 2010
Jeffrey H. Strasberg	(Principal Financial and Accounting Officer)

RIDGEWOOD RENEWABLE POWER LLC
(Managing Shareholder)

By: /s/ Randall D. Holmes	President and Chief Executive Officer of Managing Shareholder	April 12, 2010
Randall D. Holmes

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Managing Shareholder and Shareholders
Ridgewood Electric Power Trust II

We have audited the accompanying consolidated statements of net assets in liquidation (liquidation basis) of Ridgewood Electric Power Trust II (a Delaware trust) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of changes in net assets in liquidation (liquidation basis) for the year ended December 31, 2009 and for the period from December 27, 2008 to December 31, 2008.  We also have audited the consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the period from January 1, 2008 to December 26, 2008.  These consolidated financial statements are the responsibility of the Trust’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation (liquidation basis) of Ridgewood Electric Power Trust II and subsidiaries as of December 31, 2009 and 2008, the changes in their consolidated net assets in liquidation for the year ended December 31, 2009 and for the period from December 27, 2008 to December 31, 2008, the results of their operations and their cash flows for the period from January 1, 2008 to December 26, 2008  in conformity with accounting principles generally accepted in the United States of America applied on the bases  described in the preceding paragraph.

/s/ GRANT THORNTON LLP
Edison, New Jersey
April 12, 2010

RIDGEWOOD ELECTRIC POWER TRUST II
CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(in thousands)

	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$-	$4,149
Due from affiliates	1,553	170
Other current assets	6	61

Total assets	$1,559	$4,380

LIABILITIES AND NET ASSETS
Current liabilities:
Accounts payable and accrued expenses	$278	$362
Due to affiliates	31	60
Total liabilities	$309	$422

Net assets in liquidation	$1,250	$3,958

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
(in thousands)

		Period From
	Year Ended	December 27, 2008 to
	December 31, 2009	December 31, 2008

Net assets in liquidation, beginning of period	$3,958	$4,146
Settlement of litigation	500	-
Liquidation distribution to shareholders	(2,589)	-
Reclamation cost	(250)	-
Adjustment to liquidation accruals	(369)	(340)
Capital contribution due from Managing Shareholder	-	152

Net assets in liquidation, end of year	$1,250	$3,958

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
CONSOLIDATED STATEMENT OF OPERATIONS
(Going Concern Basis)
(in thousands, except per share data)

Period From
January 1, 2008 to
December 26, 2008

Cost of revenues	$261

Total operating expenses	(261)

Operating expenses:
General and administrative expenses	738
Management fee to Managing Shareholder	77
Total operating expenses	815

Loss from operations	(1,076)

Other income:
Interest income	69
Other income	36
Total other income	105

Net loss	$(971)

Managing Shareholder - Net loss	$(10)
Investor Shareholders - Net loss	(961)
Net loss per Investor Share	(4,083)

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
PERIOD FROM JANUARY 1, 2008 TO DECEMBER 26, 2008
(Going Concern Basis)
(in thousands)

		Managing	Total
	Shareholders'	Shareholder	Shareholders'
	Equity	Deficit	Equity

Balance at December 31, 2007	$5,267	$(150)	$5,117
Net loss	(961)	(10)	(971)

Balance at December 26, 2008	$4,306	$(160)	$4,146

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
CONSOLIDATED STATEMENT OF CASH FLOWS
(Going Concern Basis)
(in thousands)

Period From
January 1, 2008 to
December 26, 2008
Cash flows from operating activities:
Net loss	$(971)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Other current assets	(30)
Accounts payable and accrued expenses	10
Due to/from affiliates, net	(13)
Total adjustments	(33)
Net cash used in operating activities	(1,004)

Cash and cash equivalents, beginning of year	5,250

Cash and cash equivalents, end of period	$4,246

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST II
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

1.     DESCRIPTION OF BUSINESS

Ridgewood Electric Power Trust II (the “Trust”) is a Delaware trust formed on November 20, 1992. The Trust began offering shares in January 1993 and concluded its offering in January 1994. The objective of the Trust is to provide benefits to its shareholders through a combination of distributions of operating cash flow and capital appreciation. The Managing Shareholder of the Trust is Ridgewood Renewable Power LLC, a New Jersey limited liability company (the “Managing Shareholder” or “RRP”). Historically, the Trust focused primarily on independent power generation facilities located in the US.

The Trust’s accompanying consolidated financial statements include the accounts of the Trust and its wholly-owned subsidiary, Sunnyside Cogeneration Partners, L.P. (“Monterey”). Monterey operated a 5.5 megawatt cogeneration project located in California, which suspended its operations in January 2006. During 2009, the plant was dismantled and the site has been reclaimed after the settlement of a dispute with its only customer, Pacific Gas and Electric Company ("PG&E") (see Note 4). The Trust has not had any operating revenues since it suspended Monterey’s operations, though it continues to incur certain expenses such as ground lease and maintenance expenses relating to its idle facility.

On December 26, 2008, the Trust’s shareholders approved the Plan of Dissolution and Liquidation of Ridgewood Electric Power Trust II (the “Plan of Dissolution”). Under the Plan of Dissolution, the business of the Trust shifted, and became limited to the disposal of its remaining assets and resolution of its remaining liabilities. Upon the completion of these activities, the Managing Shareholder expects to distribute any remaining cash to the Trust’s shareholders and then proceed to terminate the Trust and its reporting obligation under the Securities Exchange Act of 1934, as amended. The Trust is required to make adequate provisions to satisfy its known and unknown liabilities, which could substantially delay or limit the Trust’s ability to make future distributions to shareholders. The process of accounting for the Trust’s liabilities, including those that are presently unknown, may involve difficult valuation decisions, which could adversely impact the Trust’s ability to make distributions in a timely manner.

The Plan of Dissolution gives sole authority to the Managing Shareholder to conduct the Trust’s dissolution, liquidation and termination without additional shareholder approval. As of April 12, 2010, the Trust has not been liquidated primarily due to on-going litigation discussed in Note 5.

The Managing Shareholder performed, or arranged for the performance of, the operation and maintenance of the projects invested in by the Trust and continues to perform the management and administrative services required for Trust operations. Among other services, the Managing Shareholder administers the accounts, including tax and other financial information, and handles relations with the shareholders. The Managing Shareholder also provides the Trust with office space, equipment and facilities and other services necessary for its operation.

The Trust has evaluated subsequent events and transactions through the date of the issuance of its financial statements, and has made disclosure of a material subsequent event in Note 7.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The consolidated financial statements include the accounts of the Trust and its wholly-owned subsidiary. All material intercompany transactions have been eliminated in consolidation.

The consolidated financial statements for the period from January 1, 2008 to December 26, 2008, were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. Upon the effectiveness of the Trust’s Plan of Dissolution, the Trust adopted the liquidation basis of accounting, effective December 27, 2008. This basis of accounting is considered appropriate when, among other things, liquidation of the Trust is probable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are valued at their estimated settlement amounts. The valuation of assets and liabilities requires management to make significant estimates and assumptions. Upon conversion to the liquidation basis of accounting, the Trust accrued known estimated values of assets expected to be received and known estimated costs to be incurred in liquidation. On an ongoing basis, the Trust evaluates the estimates and assumptions that can have a significant impact on the Trust’s reported net assets in liquidation. Actual costs and income may differ materially and adversely from these estimates.

RIDGEWOOD ELECTRIC POWER TRUST II
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

b) Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires the Trust to make estimates and assumptions that affect the reported amounts of the Trust’s assets, liabilities, revenues and expenses including the disclosure of contingent assets and liabilities, as well as the reported amounts of changes in net assets. The estimates also affect the reported estimated value of net realizable assets and settlement of liabilities. The Trust evaluates these estimates and assumptions on an ongoing basis. The Trust evaluates its estimates of assets and recordable liabilities for litigation and other contingencies. The Trust bases its estimates and assumptions on historical experience, current and expected conditions and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different circumstances or conditions.

c) Cash and Cash Equivalents

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At December 31, 2009, the Trust had no cash balance since the Trust had advanced $1,544 to the Managing Shareholder as discussed in Note 6. At December 31, 2008, cash and cash equivalents exceeded federal insured limits by $3,877, all of which was invested either in US Treasury bills or money market accounts that invest primarily in US government securities.

d) Fair Value of Financial Instruments

At December 31, 2009 and 2008, the carrying value of the Trust’s cash and cash equivalents, other current assets, accounts payable and accrued expenses approximates their fair value due to their short-term nature.

e) Comprehensive Loss

The Trust’s comprehensive loss consists only of net loss.

f) Income Taxes

No provision is made for income taxes in the Trust’s consolidated financial statements as the net income or losses of the Trust are passed through and included in the income tax returns of the individual shareholders of the Trust.

g) Reclassifications

Certain items in previously issued consolidated financial statements have been reclassified for comparative purposes. This had no effect on net assets.

h)  Subsequent Events

In May 2009, the Financial Accounting Standards Board (“FASB”) issued guidance regarding subsequent events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Trust adopted this guidance effective June 30, 2009, with no material impact on its consolidated financial statements. In February 2010, the FASB amended its previous guidance regarding subsequent events by removing the requirement for a registrant to disclose a date through which subsequent events have been evaluated.

i) FASB Accounting Standards Codification

In June 2009, the FASB announced the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative non-governmental GAAP superseding existing codification from the FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. Effective September 30, 2009, the Codification superseded all existing non-SEC accounting and reporting standards and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The Trust adopted the Codification with no material impact on its consolidated financial statements.

3.     CHANGES IN NET ASSETS IN LIQUIDATION

The Trust initially applied the liquidation basis of accounting in its financial statements assuming that it would be liquidated in 2009. Upon conversion to the liquidation basis of accounting, the Trust accrued known estimated values of assets expected to be received and known estimated costs to be incurred in liquidation. On an ongoing basis, the Trust evaluates the estimates and assumptions that can have a significant impact on Trust’s reported net assets in liquidation. Actual costs and income may differ materially and adversely from these estimates.  If there are delays in liquidating the Trust, actual costs incurred during the liquidation process may increase, reducing net assets available in liquidation. The following adjustments were made to the consolidated statements of changes in net assets for the year ended December 31, 2009 and for the period from December 27, 2008 to December 31, 2008:

RIDGEWOOD ELECTRIC POWER TRUST II
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

	2009	2008
Liquidation distribution to shareholders	$(2,589)	$-
Settlement of PG&E litigation	500	-
Capital contribution due from Managing Shareholder	-	152
Estimated management fees incurred during liquidation (1)	(23)	(60)
Estimated professional fees (2)	(131)	(205)
Reclamation cost	(250)	-
Other estimated liquidation costs (3)	(215)	(75)

	$(2,708)	$(188)

1	Management fees represent the estimated amount that will be paid to the Managing Shareholder for the services it provides to the Trust through completion of the liquidation.
2	Includes legal, accounting and other professional fees expected to be incurred related to the wind down activities of the Trust.
3	Primarily includes dissolution and severance expenses related to wind-down activities of the Trust.

4.     LITIGATION SETTLEMENT

In March 2008, Monterey and PG&E reached a settlement agreement with respect to a dispute under a long-term electricity supply contract whereby PG&E agreed to pay Monterey $500, each party agreed to release the other from all claims and the long-term electricity contract with PG&E would terminate. This settlement was contingent upon receipt of final and non-appealable approval from the California Public Utilities Commission (“CPUC”). CPUC granted the approval on December 4, 2008, but was subject to CPUC appeal procedures which expired in January 2009. On January 12, 2009, PG&E paid $500 to Monterey, which is included in the consolidated statements of changes in net assets, and subsequently both PG&E and Monterey filed final dismissals of their respective lawsuits.

5.     COMMITMENTS AND CONTINGENCIES

At December 31, 2009, Monterey had a non-cancelable operating ground lease which was scheduled to expire in May 2021. Future minimum lease payments as of December 31, 2009 are approximately $12 per annum along with the delivery of by-product steam. In connection with this lease, Monterey did not deliver by-product steam since it suspended its operations in January 2006. As of the date of this filing, no claims have been asserted by the lessor and, subsequent to year end, the matter was resolved by both the parties, without penalty.

On August 16, 2006, the Trust and several affiliated entities, including the Managing Shareholder, filed lawsuits against the former independent registered public accounting firm for the Trust and several affiliated entities, Perelson Weiner LLP (“Perelson Weiner”), in New Jersey Superior Court. The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Trust and other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and other plaintiffs, alleging breach of contract due to unpaid invoices with a combined total of approximately $1,200. Discovery is ongoing and a trial date is currently scheduled for May 17, 2010. The costs and expenses of this litigation, including adverse judgments, if any, are being paid by the Managing Shareholder and affiliated management companies and not the underlying investment funds.

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

RIDGEWOOD ELECTRIC POWER TRUST II
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

6.     TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Trust operates pursuant to the terms of a management agreement (“Management Agreement”). Under the terms of the Management Agreement, the Managing Shareholder provides certain management, administrative and advisory services and office space to the Trust. The Trust paid the Managing Shareholder an annual management fee of $62 and $77 for the years ended December 31, 2009 and 2008, respectively, as compensation for the services the Managing Shareholder provides to the Trust, which was equal to 1.5% of the Trust’s prior year net asset value. The management fee is to be paid in monthly installments and, to the extent that the Trust does not pay the management fee on a timely basis, the Trust accrues interest at an annual rate of 10% on the unpaid balance.

Under the Operating Agreement with the Trust, Ridgewood Power Management LLC (“RPM”), an affiliate of the Managing Shareholder, provides management, purchasing, engineering, planning and administrative services to the projects operated by the Trust. RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. For the years ended December 31, 2009 and 2008, RPM charged the projects $63 and $137, respectively, for overhead items allocated in proportion to the amount invested in projects managed. In addition, for the years ended December 31, 2009 and 2008, RPM charged the projects $381 and $296, respectively, for direct expenses allocated in proportion to the amount invested in projects managed. These charges may not be indicative of costs incurred if the projects were not operated by RPM.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Trust other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders have received distributions in that year equal to 14% per annum of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 20% of all remaining distributions of the Trust. There were no distributions made to the Managing Shareholder for the years ended December 31, 2009 and 2008. The Trust has not yet reached Payout and is not expected to do so.

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

In accordance with the  Declaration of Trust, upon or prior to the first distribution by the Trust in liquidation, the Managing Shareholder is required to contribute to the capital of the Trust an amount equal to any deficit in the tax basis capital account of the Managing Shareholder calculated just prior to the date of such distribution. In March 2009, the Managing Shareholder contributed $152 to the Trust representing its negative tax basis capital account at December 31, 2008.

RRP owns 1.45 Investor Shares of the Trust. The Trust granted the Managing Shareholder a single Management Share representing the Managing Shareholder's management rights and rights to distributions of cash flow.

The Trust records short-term payables to and receivables from certain of its affiliates in the ordinary course of business. The amounts payable to and receivable from its affiliates, other than amounts relating to management fees, do not bear interest. As of December 31, 2009, the Trust had transferred $1,544 to the Managing Shareholder to fund an additional distribution to its shareholders. As of the date of this filing, the Trust has not made any additional distributions and the money was returned back to the Trust on January 13, 2010.

7.     SUBSEQUENT EVENT

Effective March 31, 2010, Monterey cancelled its ground lease, without penalty (see Note 5).