Form 10-Q
period 2010-03-31
RIDGEWOOD ELECTRIC POWER TRUST II
filed 2010-05-12
CIK 895993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
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

As of April 30, 2010, there were 235.3775 Investor Shares outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST II
CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(in thousands)

	March 31,	December 31,
	2010	2009
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,399	$-
Due from affiliates	-	1,553
Other current assets	2	6

Total assets	$1,401	$1,559

LIABILITIES AND NET ASSETS
Current liabilities:
Accounts payable and accrued expenses	$134	$278
Due to affiliates	17	31
	$151	$309

Net assets in liquidation	$1,250	$1,250

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

The Trust’s accompanying condensed consolidated financial statements include the accounts of the Trust and its wholly-owned subsidiary, Sunnyside Cogeneration Partners, L.P. (“Monterey”). Monterey operated a 5.5 megawatt cogeneration project located in California, which suspended its operations in January 2006. In 2009, the plant was dismantled and the site has been reclaimed after the settlement of a dispute with its only customer, Pacific Gas and Electric Company. The Trust has not had any operating revenues since it suspended Monterey’s operations, though it continued to incur certain expenses such as ground lease and maintenance expenses relating to its idle facility.

Monterey had a non-cancelable ground lease covering its site, which was scheduled to expire in May 2021 with minimum annual lease payments, including the delivery of cogeneration steam. Effective March 31, 2010, Monterey terminated its ground-lease, without penalty.

On December 26, 2008, the Trust’s Plan of Liquidation and Dissolution of Ridgewood Electric Power Trust II (the “Plan of Dissolution”) became effective. Under the Plan of Dissolution, the business of the Trust shifted, and became limited to the disposal of its remaining assets and resolution of its remaining liabilities. Upon the completion of these activities, if successful, the Managing Shareholder expects to distribute any remaining cash to the Trust’s shareholders and then proceed to terminate the Trust and its reporting obligation under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Trust is required to make adequate provisions to satisfy its known and unknown liabilities, which could substantially delay or limit the Trust’s ability to make future distributions to shareholders. The process of accounting for the Trust’s liabilities, including those that are presently unknown, may involve difficult valuation decisions, which could adversely impact the Trust’s ability to make distributions in a timely manner.

The Plan of Dissolution gives sole authority to the Managing Shareholder to conduct the Trust’s dissolution, liquidation and termination without additional shareholder approval. As of May 12, 2010, the Trust has not been liquidated primarily due to on-going litigation discussed in Note 5.

There was no activity during the 2010 period that resulted in a change in total net assets in liquidation since December 31, 2009.

The Trust has evaluated subsequent events and transactions through the date of the issuance of its financial statements, and concluded that except for the distribution of $1,177 made on April 15, 2010, to the holders of investor shares of beneficial interest (“Investor Shares”), there were no events or transactions that require adjustment to, or disclosure in the notes to, the condensed consolidated financial statements.

2.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments that are necessary for a fair presentation of the consolidated financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. These condensed consolidated financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on April 12, 2010 (the “2009 Form 10-K”). No significant changes have been made to the Trust’s accounting policies and estimates disclosed in its 2009 Form 10-K.

RIDGEWOOD ELECTRIC POWER TRUST II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

Upon the effectiveness of the Trust’s Plan of Dissolution, the Trust prepared its consolidated financial statements on liquidation basis of accounting, effective December 27, 2008. This basis of accounting is considered appropriate when, among other things, liquidation of the Trust is probable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are valued at their estimated settlement amounts. The valuation of assets and liabilities requires management to make significant estimates and assumptions. Upon conversion to the liquidation basis of accounting, the Trust accrued known estimated values of assets expected to be received and known estimated costs to be incurred in liquidation. On an ongoing basis, the Trust evaluates the estimates and assumptions that can have a significant impact on the Trust’s reported net assets in liquidation. Actual amounts may differ materially and adversely from these estimates.

3.   CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At March 31, 2010, bank balances exceeded federal insured limits by $1,005, all of which was invested either in US Treasury bills or money market accounts that invest solely in US government securities.

4.   TRANSACTIONS WITH MANAGING SHAREHOLDER

The Trust records short-term payables to and receivables from certain of its affiliates in the ordinary course of business. The amounts payable to and receivable from its affiliates, other than amounts relating to management fees, do not bear interest. At December 31, 2009, the Trust had transferred $1,544 to the Managing Shareholder to fund a distribution to its shareholders, but the money was returned back to the Trust in January 2010.

5.   COMMITMENTS AND CONTINGENCIES

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of the Trust as of March 31, 2010 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other supplemental information contained in this document. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other supplemental information included elsewhere in this report as well as the consolidated financial statements, notes and other supplemental information and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Trust’s 2009 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s expectations, opinions and estimates as of the date they are made. Although management believes that the expectations, opinions and estimates reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include:

•
possible contingent liabilities and risks associated with the dissolution and liquidation of the Trust, including, without limitation, settlement of the Trust’s liabilities and obligations, and the outcome of the matters described in Part I, Item 1, Note 5. “Commitments and Contingencies” of this report,

•	costs incurred in connection with the carrying out of the plan of liquidation and dissolution of the Trust, and
•	the actual timing of the completion of the liquidation process, including the amount and timing of any liquidating distributions.

Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in this report and in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in the Trust’s 2009 Form 10-K. Any forward-looking statement that the Trust makes, speaks only as of the date of this report. The Trust undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

Liquidation Basis of Accounting

Upon the effectiveness of the Trust’s Plan of Dissolution, the Trust prepared its consolidated financial statements on liquidation basis of accounting, effective December 27, 2008. This basis of accounting is considered appropriate when, among other things, liquidation of the Trust is probable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are valued at their estimated settlement amounts. The valuation of assets and liabilities requires management to make significant estimates and assumptions.

Upon conversion to the liquidation basis of accounting, the Trust accrued known estimated values of assets expected to be received and known estimated costs to be incurred in liquidation. On an ongoing basis, the Trust evaluates the estimates and assumptions that can have a significant impact on the Trust’s reported net assets in liquidation. Actual amounts may differ materially and adversely from these estimates. If there are delays in liquidating the Trust, actual costs incurred during the liquidation process may increase, reducing net assets available in liquidation.

Critical Accounting Policies and Estimates

The discussion and analysis of the Trust’s financial condition and results of operations are based upon the Trust’s condensed consolidated financial statements, which have been prepared in conformity with GAAP. In preparing these financial statements, the Trust is required to make certain estimates, judgments and assumptions that affect the reported amount of the Trust’s assets, liabilities, revenues and expenses including the disclosure of contingent assets and liabilities, as well as the reported amounts of changes in net assets. The estimates also affect the reported estimated value of net realizable assets and settlement of liabilities. The Trust evaluates these estimates and assumptions on an ongoing basis. The Trust bases its estimates and assumptions on historical experience and on various other factors that the Trust believes to be reasonable at the time the estimates and assumptions are made. However, future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates and assumptions under different circumstances or conditions, and such differences may be material to the condensed consolidated financial statements. No material changes have been made to the Trust’s critical accounting policies and estimates disclosed in its 2009 Form 10-K.

Results of Operations and Changes in Financial Condition

There was no activity during the 2010 period that resulted in a change in total net assets in liquidation since December 31, 2009.

Future Liquidity and Capital Resource Requirements

The Trust believes that it has sufficient cash and cash equivalents to provide working capital for the next 12 months. The Trust intends to distribute excess cash to its shareholders after liquidating its remaining assets and satisfying its liabilities. In April 2010, the Trust made a distribution of $1.2 million to the holders of Investor Shares.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments

The Trust has no off-balance sheet arrangements and has no contractual obligations and commitments since the termination of Monterey ground-lease in March 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Exchange Act, the Trust’s management, with the participation of the Trust’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Trust in reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed by the Trust is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed in the Trust’s 2009 Form 10-K.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  RESERVED

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

RIDGEWOOD ELECTRIC POWER TRUST II

Date: May 12, 2010	By:	/s/ Randall D. Holmes
Randall D. Holmes
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2010	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)